Form 10-K405
period 1997-12-31
HEARTLAND TECHNOLOGY INC
filed 1998-04-02
CIK 831115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997  or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to


                        Commission File Number 1-11956

                          HEARTLAND TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                          36-1487580

(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

547 West Jackson Boulevard, Chicago, Illinois                       60661
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  312/294-0497

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
  Common Stock                                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of March 25, 1998, was approximately $25.8 million. On that date there were 1,671,238 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Exhibit index appears on Page 35.

                                    PART I
Item 1. Business

Heartland Technology, Inc. (the "Company"), formerly known as Milwaukee Land Company ("MLC"), is an electronics contract manufacturer primarily for the computer and computer printer industries, through its subsidiary, P.G. Design Electronics, Inc. ("PG"), and holds general partner interests in partnerships which are engaged in real estate sales, leasing and development, as discussed below.

History
-------

MLC was organized as a corporation under the laws of the State of Iowa on September 14, 1881. Throughout most of its history, it was a subsidiary or affiliate of the Chicago, Milwaukee, St. Paul and Pacific Railroad Company (the "Railroad") and its predecessors. It was formed for the purpose, among other things, of acquiring and managing land used in the Railroad's operations. In 1971, Chicago Milwaukee Corporation ("CMC") was formed as a holding company for the Railroad. In 1977, the Railroad filed for protection under federal bankruptcy laws. In 1985, the Railroad's Plan of Reorganization was confirmed by the federal court and the Railroad was renamed CMC Real Estate Corporation ("CMCRE").

In March 1988, CMC, CMCRE and MLC registered with the Securities and Exchange Commission (the "Commission") as closed-end, non-diversified management investment companies under Section 8(a) of the Investment Company Act of 1940 (the "1940 Act"). CMCRE was liquidated into CMC on November 30, 1989, and MLC became a wholly-owned subsidiary of CMC.

In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships
- Heartland Partners, L.P., a publicly-traded limited partnership of which MLC is the general partner and holds limited partner interests ("Heartland"), and CMC Heartland Partners, a general partnership in which MLC and Heartland are the general partners and MLC is the managing general partner ("CMC Heartland"). In June 1993, MLC was reincorporated in the State of Delaware pursuant to a merger transaction with a wholly-owned subsidiary. On June 30, 1993, CMC distributed MLC's common stock to CMC's stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

Since its spin-off from CMC in 1993, MLC had been engaged in a search to acquire one or more operating businesses and had disclosed to its shareholders that concentrating the assets of MLC in a few operating businesses would be in the best interests of the Company's stockholders.

In May 1997, MLC and PG Newco Corp. ("PG Newco"), a wholly-owned subsidiary of MLC, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. ("PG Design"), a company engaged in the business of contract design and manufacture of electronics assemblies for computer and computer printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to P.G. Design Electronics, Inc. ("PG").

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI").

Effective December 31, 1997, the Commission approved the deregistration of HTI as an investment company.

As discussed in greater detail below, the Company currently is engaged in two lines of business: (1) manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis primarily for the computer and computer printer industries. The real estate business segment covers the Company's investment in real estate partnerships. As of and for the year ended December 31, 1997, certain information relating to the Company's business segments are set forth in the table below:

                                                                            Depreciation
                                                            Income (loss)       and
                         Identifiable       Sales and        before 1997    Amortization      Capital
Business Segment            Assets         Other Income         Taxes          Expense      Expenditures
----------------         ------------      ------------     -------------   ------------    ------------
    Manufacturing (1)    $ 21,297,000      $ 15,093,000     $   2,885,000   $    776,000    $    966,000
    Real estate             8,602,000         1,012,000         1,012,000              -               -
    Corporate                 280,000           300,000        (1,149,000)             -               -
                         ------------      ------------     -------------   ------------    ------------
    Total Company        $ 30,179,000      $ 16,405,000     $   2,748,000   $    776,000    $    966,000
                         ============      ============     =============   ============    ============

(1) Represents PG Design Electronics from May 31, 1997 through December 31,
1997.

Electronics Business
--------------------

The Company is engaged in the electronics business through its PG subsidiary.
PG designs and manufactures electronics assemblies for computer and computer printer applications on a contractual basis. Its primary customers are OEMs in the computer and computer printer industry. PG provides product development, design, manufacturing and testing services. Services are offered either on a turnkey or consignment basis. Turnkey service involves procurement of materials as well as product assembly, whereas the customer generally provides the components for consignment orders.

PG uses surface mount technology ("SMT") in which the electronic devices are soldered directly to the circuits on the surface of a printed circuit board. PG's core products are memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While PG does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations and for computer printers. PG has developed and manufactures for computer printer OEMs a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs").

The product lines manufactured by PG are complex, involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. PG's customers are major computer, printer, semiconductor and electronics manufacturers. The majority of PG's customers are located in the United States; however, their products are shipped internationally. Nearly 97% of 1997 sales were generated from its top three customers, namely NEC, Hewlett Packard and Canon. At the present time, NEC accounts for approximately 60% of PG's business. The Company believes that it has strong relationships with its major customers which have been established over the last seven years. However, PG could lose one or all of these customers and the loss of one or all of them could have a material adverse effect on PG's results. PG does not have any long-term contractual relationships with any of its customers.

PG's marketing operations are supervised by a Vice President of Marketing. Marketing and sales are also performed by PG senior management and technical
personnel.   The Company does not use outside sales representatives.

Strategy. The Company's strategy is to focus on high margin segments of the electronics manufacturing and printed circuit board industries. The Company plans to diversify PG's products as well as the customers and industries to which it sells. The Company is looking for opportunities for growth by acquisition or by expanding its existing business. The Company aims to grow PG's business within its niche of technically advanced design and manufacturing, which it believes is appropriate for PG's strengths and long-term objectives. PG plans to expand its sales to existing customers and to add other computer, printer and semiconductor manufacturers as customers. PG may also seek new customers in other industries which use electronic assemblies, such as the telecommunications industry. PG has added manufacturing capacity, is adding testing equipment and is working on the design and prototyping of new products.

PG invested approximately $966,000 for new equipment between May 31, 1997 and December 31, 1997.

Competition. There is significant competition in the electronics contract manufacturing market. The Company believes that competition in the market segments PG serves is based on product and service quality, reliability and timely delivery to customers. PG's competitive advantage has been maintained by its capacity to handle limited runs of a product on short notice and its ability to perform analysis and provide design advice while working closely with the customer using the latest technologies. The electronics contract manufacturing industry is comprised of a large number of companies. PG faces intense competition from established competitors. Certain competitors have greater financial resources and manufacturing capacity than PG. PG also faces competition from similar niche players who focus on low volume/high margin production. PG may also face competition from current and potential customers, including OEMs themselves, who may decide to manufacture components internally. However, the Company believes that rather than viewing contract manufacturers as a competitive threat, OEMs have become increasingly reliant on, and want to align themselves with, contract manufacturers. Contract manufacturers distinguish themselves by offering value added services -- either full service turnkey manufacturing with test and inspection services or consignment work offering high volume, quick turnaround manufacturing capability. During periods of recession in the electronics industry, PG's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. Although PG generally does not pursue high-volume, price-sensitive business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures.

Environmental Issues. Proper waste disposal is a consideration for electronics contract manufacturers such as PG because metals and chemicals are used in the manufacturing process. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged in the municipal sanitary sewer system. Maintenance of environmental controls is also important in the electronics assembly process. A manufacturing facility must operate under an effluent discharge permit issued by the appropriate government authority and renewed periodically. PG is also subject to environmental laws relating to storage, use and disposal of chemicals, solid waste and other hazardous materials.

PG believes that it is currently in compliance with all applicable environmental protection requirements in all material respects. PG does not anticipate any significant expenditures in maintaining its compliance. However, there is no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The implications of such potential failure include litigation, fines and other penalties such as the revocation of the necessary permits. New or more stringent environmental laws may be passed in the future which could cause PG to have to expend money for compliance and could increase its operating costs.

Proprietary Rights. PG does not have any patents. It has developed product innovations, such as its Printer PODs. PG has a number of trademarks, which include: Xceed; Xceed Technology; Xceed Technology and Design; Color Fusion and Resolutionary. On the whole, however, patents and trademarks are of relatively marginal importance in the contract industry, since original equipment customers contract for the manufacture of products designed to their specifications.

Although PG does not believe it infringes on the intellectual property rights of others, there can be no assurance against claims that PG is infringing such rights. If such a claim were brought, it could potentially adversely affect the financial condition and operations of the Company.

Employees. HTI has no employees and reimburses CMC Heartland for salary costs allocated to HTI. PG has approximately 150 employees.

Raw Materials. The raw materials required for electronics contract manufacturing, including printed circuit boards, memory integrated circuits, electronic components such as diodes and capacitors and solder are readily available from outside suppliers with lead times ranging from a couple of days to fourteen weeks for some components. Chip components for the memory modules are typically provided by the contract purchaser. PG purchases other components from a number of outside suppliers and is not dependent on any particular supplier. For NEC products, PG is dependent on NEC for memory chips and on two suppliers for printed circuit boards.

Cyclical Demand. PG does not believe that its business is subject to seasonal variations, but it may be subject to cyclical demand associated with orders received. PG is largely dependent on its ability to deliver short runs and quick turnarounds, requiring the maintenance of sufficient inventory to meet these demands. PG receives monthly forecasts from its major customers of anticipated needs through the following six months, enabling it to maintain continuous allotments and shipments of goods from suppliers as required.

Backlog. PG has not historically tracked backlog orders. PG's orders are subject to cancellation or postponement.

Recent Developments. In September 1997, the Company signed a letter of intent to acquire a company ,which provides specialty services to the printed circuit board industry, for approximately $7,250,000. Closing is contingent on the execution of final agreements and financing.

On March 13, 1998, the Company and PG signed a letter of intent for PG to acquire the assets of a company which owns patented technology for plating copper circuits on a ceramic substrate. This technology may provide for circuit densification and thermal dissipation. The price is approximately $1.6 million. As part of its due diligence, PG and the seller agreed that PG would operate the plant for a limited time. PG is operating the plant to determine whether cost, operating, marketing and financial projections are realistic. PG is to receive all revenues from products shipped by this company after January 31, 1998. On or before March 13, 1998, PG paid $449,600 for the costs of this due diligence operation. PG is paying stipulated amounts until the transaction is closed or terminated. Closing of this acquisition is subject to negotiation of a final contract.

Real Estate Development
-----------------------

Through Heartland and CMC Heartland (the "Partnerships"), the Company is engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota and
Washington.   The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to
 .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (described below) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest. Additionally, pursuant to a management agreement between the Company and CMC Heartland, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000.

The Company, by reason of its serving as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate, certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain lessees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended, (the "1934 Act").

On June 30, 1993, the Company assumed from CMC, its former parent corporation, any obligations for which CMC was or might become liable (the "MLC Assumed Liabilities") arising out of any matters existing on or occurring prior to June 30, 1993 other than (i) the Plan Liabilities, (ii) liabilities directly related to CMC's business of investing and managing its investment securities, (iii) the lawsuit then pending (and since resolved) against CMC relating to its preferred stock, or (iv) any liabilities relating to federal, state, local or foreign income or other tax matters.

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievement of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in this Form 10-K, and include, among others:

Electronics Business
--------------------

Inexperience. Prior to the acquisition of PG Design, the Company had no experience or operating history in the business of designing and manufacturing computer components.

Dependence on Key Employees and Management. PG has been dependent on its founder, Peter VanHeusden, for management, design, product development and customer relationships. Mr. VanHeusden is the CEO of PG. PG has hired additional design, development, sales and management personnel. PG is restructuring its operations so that it will not be significantly reliant on any one individual in the future. However, loss of Mr. VanHeusden's services at this time could have a material adverse impact on PG's financial performance. Mr. VanHeusden has entered into a five-year employment agreement, as well as a non-competition agreement with PG. The Company maintains a "key man" life insurance policy on Mr. VanHeusden's life and "key man" disability insurance.

Dependence on Computer Industry. PG provides products for OEMs of computers and computer printers. Downturns in the demand for those products could have a material adverse effect on PG's, and in turn the Company's, financial results.

Technological Change. The markets in which PG's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These dynamics frequently result in short product life cycles. PG's success in the future will depend to a great extent on the success achieved by its customers in developing and marketing their products. The business may be adversely affected if technologies or standards relevant to PG's or its customers' products become obsolete or fail to gain widespread commercial acceptance.

Management of Growth. There can be no assurance that PG's historical revenue growth will continue. There can also be no assurance that the Company will successfully manage the business and assets of PG. The Company may experience difficulties managing the growth of the business of PG as it may face certain inefficiencies as it integrates new operations, adds new customers and expands geographically. If expenditures are made in anticipation of growth in future sales which does not materialize, profits will be adversely affected.

Real Estate Business
--------------------

Economic, and Other Conditions Generally. The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornados, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of the Partnerships, and in turn the Company.

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of December 31, 1997, the Partnerships' total consolidated indebtedness was $3.75 million. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

Period-to-Period Fluctuations. The Partnerships' real estate projects are long-term in nature. Sales activity varies from period to period, and the ultimate success of any development cannot always be determined from results in any particular period or periods. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability of the Partnerships to manage effectively their cash flows from operations would have an adverse effect on their ability to service debt, and to meet working capital requirements.

Item 2.  Properties

HTI's corporate headquarters is at 547 West Jackson Boulevard, Suite 1510, Chicago, Illinois. It shares approximately 9,000 square feet of leased office space with Heartland. The lease provides for a base rent of $95,320 for 1998 and an approximate 1% increase per year through the lease expiration date of December 31, 1999, and is subject to operating expense and tax escalations.

PG's corporate and manufacturing headquarters are located at 48700 Structural Drive, Chesterfield, Michigan. The building, which operates both as an office and a plant, has 25,000 square feet of floor space. This facility is leased at a monthly rate of $13,000 for a ten year term ending January 31, 2004, with an option to purchase the building and property at the end of the term.

Item 3. Legal Proceedings

Neither the Company nor PG is involved in, nor is any of their properties the subject of, any material legal proceeding. Descriptions of the material legal proceedings to which Heartland is a party or to which any of its properties is subject are included in the reports filed by Heartland with the Commission pursuant to the provisions of the 1934 Act. The information set forth in Notes 5 (Recognition and Measurement of Environmental Liabilities) and 8 (Legal Proceedings and Contingencies) to the Consolidated Financial Statements of Heartland Partners, L.P. included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of Heartland Partners, L.P. (File No. 1-10520), is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders in the quarter ended December 31, 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

HTI common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period of 1997 and 1996 are shown below.

1997               High          Low
First quarter      8-3/8         6-1/8
Second Quarter     10-1/4        7-3/4
Third Quarter      14-1/4        9-3/4
Fourth Quarter     17-1/2        13-3/4

1996

First Quarter      7-1/2         6-3/4
Second Quarter     7-1/4         6-1/8
Third Quarter      7             6-1/8
Fourth Quarter     6-11/16       6

No dividends have been paid. See Item 7 of this Form 10-K and Note 7 to the Notes to Consolidated Financial Statements for restrictions on payments and retained earnings. As of December 31, 1997 there were 615 holders of record of common stock.

Item 6. Selected Financial Data.

Operating Company

Calendar year 1997 including results of P.G. Design Electronics, Inc. from May 31, 1997 through December 31, 1997
              (Amounts in Thousands Except for Per Share Amount)

Net sales                                                             $15,093

Net income                                                            $ 1,975

Net income per common share (1,671 shares issued and outstanding)     $  1.18

Total assets at December 31, 1997                                     $30,179

Long-term obligations at December 31, 1997                            $ 5,165

Stockholders' Equity                                                  $19,559

The Company's financial statements for the twelve months ended December 31, 1997 reflect a completion of the transition from an investment company to an operating company. On May 30, 1997, HTI acquired substantially all of the assets subject to certain liabilities of PG Design Electronics, Inc. for approximately $16 million consisting of $12.3 million in cash, two promissory notes each in the aggregate principal amount of $1.5 million at 8% interest and $.7 million in acquisition related costs. The Company liquidated its portfolio of securities approximating $12.6 million at May 30, 1997 and utilized approximately $7 million to finance the transaction and borrowed approximately $5.3 million.

The transaction was treated as a purchase and the summarized condensed pro forma statement of operations which follows was prepared as if the transaction had occurred January 1, 1997 (Amounts in thousands, except per share amount).

Net sales                                                  $28,636
                                                           =======
Net income from continuing operations                      $ 2,406
                                                           =======
Net income from continuing operations per common share     $  1.44
                                                           =======

Item 7. Managements's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

On December 31, 1997, the Company had available $3.2 million in cash and cash equivalents. As a result of the Company's acquisition on May 30, 1997 of substantially all of the assets, subject to certain liabilities, of PG Design Electronics, Inc., a significant portion of the Company cash and marketable securities were used to consummate the transaction. As part of the transaction, the Company negotiated a line of credit with General Electric Capital Corporation in the amount of $7 million with an interest rate of the 30 day dealer placed commercial paper rate published in the Wall Street Journal plus 2.75%. On May 30, 1997 approximately $2.1 million was borrowed under this line. At December 31, 1997, borrowing under this line had been reduced to $147,000. Based on PG's eligible collateral, additional borrowings of approximately $2 million are available under the line of credit at December 31, 1997. The line of credit expires on May 29, 2000.

During the year, including the May 30, 1997 acquisition, the Company acquired approximately $5.6 million of capital equipment. Most of the new equipment acquired since May 30, 1997 was used to increase manufacturing capacity and improve productivity and was financed by term loans provided by General Electric Capital Corporation. The term loans, in the aggregate original principal amount of $4,675,000 bear interest at a rate equal to the one month LIBOR plus 3.62% and are payable in monthly installments through June 1, 2000. At December 31, 1997, the principal amount outstanding was $3,756,000. Under the terms of the line of credit and term loans, PG is required to maintain a minimum fixed charge ratio and minimum tangible net worth, is limited in incurring additional indebtedness and making capital expenditures, and is restricted from making certain payments. Borrowings under the line of credit are collateralized by accounts receivable and inventory and cross-collateralized with the term loans. The term loans are secured by machinery and equipment and cross-collateralized with the line of credit.

Cash flow for 1997 totaled $2.0 million. Management believes it will have sufficient funds available for operating expenses, debt amortization and capital expenditures in 1998 primarily from cash flow expected to be derived from operations.

The Company believes that it will not have to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis and would not have an adverse effect on the Company.

Results of Operations

For the year ended December 31, 1997, net sales amounted to $15.1 million with profit before taxes of $2.7 million. Net income after tax totaled $2.0 million, or $1.18 per common share.

Because the Company's financial statements now reflect its new status as an operating Company, comparison between 1997 and prior years when the Company was a closed-end non-diversified management investment company are not meaningful.

Item 8. Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Heartland Technology, Inc.

We have audited the accompanying consolidated balance sheet of Heartland Technology, Inc. (formerly Milwaukee Land Company) and Subsidiary as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. We have also audited the accompanying statement of assets and liabilities of Heartland Technology, Inc. as of December 31, 1996, and the related statements of operations and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1, the Company changed its basis of presentation as of January 1, 1997, from the fair value accounting basis used by investment companies to a historical cost basis used by operating companies. Accordingly, the 1997 financial statements are not comparable to previous years.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Technology, Inc. and Subsidiary at December 31, 1997, and the assets and liabilities at December 31, 1996, the consolidated results of its operations and its cash flows for the year ended December 31, 1997, and the results of its operations and the changes in its net assets for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         Ernst & Young LLP

Chicago, Illinois
February 16, 1998, except for Note 14,
 as to which the date is March 13, 1998

                           Heartland Technology, Inc.

                           Consolidated Balance Sheet
                              (Operating Company)

                               December 31, 1997
                  (Dollars in Thousands, except share amounts)


ASSETS
Current assets:
     Cash and cash equivalents                                                                       $ 3,232
     Accounts receivable, net of allowance for doubtful accounts of $73                                2,311
     Due from affiliate                                                                                  450
     Inventories, net                                                                                  1,660
     Prepaid Expenses                                                                                    139
                                                                                                     -------
        Total current assets                                                                           7,792
                                                                                                     -------

Property and equipment:
     Machinery and equipment                                                                           5,262
     Furniture and equipment                                                                              29
     Leasehold improvements                                                                              320
                                                                                                     -------
                                                                                                       5,611
     Less accumulated depreciation                                                                       623
                                                                                                     -------
                                                                                                       4,988
                                                                                                     -------
Other assets:
     Deferred compensation expense                                                                     2,562
     Deferred tax asset, net                                                                             262
     Goodwill, net of amortization of $121                                                             6,058
     Debt issuance cost, net of amortization of $32                                                      135
     Other                                                                                               230
     Investment in partnerships                                                                        8,152
                                                                                                     -------
        Total assets                                                                                 $30,179
                                                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                                                                         $ 1,249
     Accrued expenses and other liabilities                                                            1,189
     Line of credit                                                                                      147
     Current portion of long-term debt                                                                 1,591
     Allowance for claims and liabilities                                                              1,279
                                                                                                     -------
        Total current liabilities                                                                      5,455
                                                                                                     -------

Long-term debt, less current portion                                                                   2,165
Notes payable                                                                                          3,000

Stockholders' equity
     Common stock, $.30 par value per share, authorized 10,000,000 shares, 1,671,238 shares
          issued and outstanding                                                                         501
     Additional paid-in capital                                                                       10,773
     Retained earnings                                                                                 8,285
                                                                                                     -------
        Total stockholders' equity                                                                    19,559
                                                                                                     -------
        Total liabilities and stockholders' equity                                                   $30,179
                                                                                                     =======

See accompanying notes.

                          Heartland Technology, Inc.

                       Consolidated Statement of Income
                              (Operating Company)

                         Year ended December 31, 1997

              (Amounts in Thousands except for per share amounts)



Net Sales                                                $15,093
Cost of Sales                                              9,684
                                                         -------
Gross margin                                               5,409

Other income:
     Interest income                                         272
     Management fee from affiliate                           425
     Income from investment in partnerships                  587
     Miscellaneous, net                                       28
                                                         -------
Total other income                                         1,312

Other expenses:
     Selling, general and administrative                   3,119
     Interest expense                                        416
     Special compensation                                    438
                                                         -------
        Total other expenses                               3,973
                                                         -------
Income before taxes                                        2,748
Income taxes                                                 773
                                                         -------
     Net income                                          $ 1,975
                                                         =======
                                                         $  1.18
Net income per share - basic and diluted                 =======

Weighted average number of common shares outstanding       1,671
                                                         =======

See accompanying notes.

                          Heartland Technology, Inc.

                Consolidated Statement of Stockholders' Equity
                              (Operating Company)

                     For the year ended December 31, 1997
                            (Amounts in Thousands)



                                        Additional
                                Common   Paid-in   Retained   Stockholder's
                                Stock    Capital   Earnings      Equity
                                ------  ---------- --------   -------------

Balance at January 1, 1997        $501     $10,773    $6,310        $17,584

Net income                           -           -     1,975          1,975
                                  ----     -------    ------        -------
Balance at December 31, 1997      $501     $10,773    $8,285        $19,559
                                  ====     =======    ======        =======

See accompanying notes.

                                  Heartland Technology, Inc.

                             Consolidated Statement of Cash Flows
                                     (Operating Company)

                                 Year ended December 31, 1997
                                    (Amounts in Thousands)

 Operating activities:
 Net income                                                                           $  1,975
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          776
    Equity income in investment in partnerships                                           (587)
    Bad debt expense                                                                        73
    Reserve for inventory obsolescence                                                     475
    Realized loss on sale of investments                                                   110
    Special compensation                                                                   438
    Accretion amortization of (discount) premium on securities                             (79)
    Changes in operating assets and liabilities:
       Decrease in accounts receivables                                                    661
       Decrease in due from affiliate                                                       25
       Increase in inventories, net                                                        (61)
       Increase in prepaid expenses and other assets                                      (151)
       Increase in deferred tax asset, net                                                (262)
       Decrease in accounts payable and accrued expenses                                  (332)
       Payment on claims and liabilities                                                   (30)
                                                                                       -------
    Net cash provided by operating activities                                            3,031

 Investing activities:
 Purchases of property and equipment                                                      (966)
 Net proceeds from sale of securities                                                    9,505
 Acquisition of company, net of cash acquired                                          (11,896)
                                                                                      --------
    Net cash used in investing activities                                               (3,357)

 Financing activities:
 Line of credit, net                                                                    (1,223)
 Proceeds from issuance of long-term debt                                                4,675
 Principal payments on long-term debt                                                     (919)
 Debt issuance costs                                                                      (167)
                                                                                      --------
    Net cash provided by financing activities                                            2,366
                                                                                      --------

 Increase in cash and cash equivalents                                                   2,040

 Cash and cash equivalents at beginning of year                                          1,192
                                                                                      --------
 Cash and cash equivalents at end of year                                             $  3,232
                                                                                      ========

See accompanying notes.

                          Heartland Technology, Inc.

                                (Operating Company)

                            Year ended December 31, 1997

                               (Amount in Thousands)



Supplemental cash flow information:
     Cash paid for interest                                                      $    403
                                                                                 ========
     Cash paid for income taxes                                                  $  1,000
                                                                                 ========

Supplemental disclosure of noncash investing and financing activities:
   Acquisition of company, net of cash acquired:
        Operating assets acquired                                                $ (9,825)
        Goodwill acquired                                                          (6,179)
        Deferred compensation                                                      (3,000)
        Operating liabilities assumed                                               4,108
        Notes payable issued                                                        3,000
                                                                                 --------
               Acquisition of company, net                                       $(11,896)
                                                                                 ========

See accompanying notes.

                          Heartland Technology, Inc.

                      Statement of Assets and Liabilities
                             (Investment Company)

                               December 31, 1996
               (Amounts in Thousands, except per share amounts)


ASSETS
Investments at Value:
  Nonaffiliates (cost $9,477)                                   $    9,535
  Affiliates (cost $12,261)                                          7,589
                                                                ----------
     Total Investments                                              17,124
Cash                                                                 1,192

Receivables:
  Management fees- affiliate                     $    425
  Accrued interest                                    169
  Partnership distribution                             41
  Other                                                52
                                                 --------
Total Receivables                                                      687
Prepaid and deferred expenses and other assets                          62
                                                                ----------
  Total assets                                                      19,065

LIABILITIES
Directors and officers                                                  12
Allowance for claims and liabilities                                 1,309
Other                                                                  160
                                                                ----------
  Total liabilities                                                  1,481
                                                                ----------

NET ASSETS (STOCKHOLDERS' EQUITY)                               $   17,584
                                                                ==========

COMMON SHARES OUTSTANDING                                            1,671
                                                                ==========

NET ASSET VALUE PER COMMON SHARE                                 $   10.52
                                                                ==========

See accompanying notes.

                          Heartland Technology, Inc.

                           Statements of Operations
                             (Investment Company)

                    Years ended December 31, 1996 and 1995
                            (Amounts in Thousands)

                                                                                      1996       1995
                                                                                    ---------  ---------
Investment Income:
  Interest- Nonaffiliates                                                           $    658   $    705
  Interest- Affiliates                                                                   107          -
  Management fee from affiliate                                                          425        425
  Equity in Earnings - Partnership                                                         7          -
  Other                                                                                    3          1
                                                                                    --------   --------
     Total Investment Income                                                           1,200      1,131

Expenses:
  Compensation and benefits                                                              428        288
  Director's fees and expenses                                                            28         38
  Professional fees                                                                      210        359
  Advisory fees                                                                           20         21
  Custodian fees                                                                           6          6
  Taxes                                                                                   20         47
  Insurance                                                                               90         60
  Facility expense allocation                                                             37         40
  General and administrative expenses                                                    236        102
                                                                                    --------   --------
     Total Expenses                                                                    1,075        961
                                                                                    --------   --------

Investment income before taxes                                                           125        170
Provision for income taxes                                                                 -         47
                                                                                    --------   --------
Net Investment Income                                                                    125        123

Net realized and unrealized gain (loss) on investments:
  Net realized gain (loss) on sales of investments                                        57        (73)
  Net change in unrealized appreciation (depreciation) on investments:
     Nonaffiliates                                                                       (31)       571
     Affiliates                                                                       (1,536)    (6,245)
                                                                                    --------   --------
        Net change in unrealized depreciation on investments                          (1,567)    (5,674)
                                                                                    --------   --------
Net realized gain (loss) and unrealized depreciation on investments before taxes      (1,510)    (5,747)
Income tax benefit                                                                         -     (1,603)
                                                                                    --------   --------
Net realized gain (loss) and unrealized depreciation on investments, net of tax       (1,510)    (4,144)
                                                                                    --------   --------
Net decrease in net assets resulting from operations                                $ (1,385)  $ (4,021)
                                                                                    ========   ========

See accompanying notes.

                          Heartland Technology, Inc.

                      Statements of Changes in Net Assets
                             (Investment Company)

                    Years ended December 31, 1996 and 1995
                            (Amounts in Thousands)

                                                                       1996       1995
                                                                     ---------  ---------
Operations:
  Net investment income                                               $   125    $   123
  Net realized gain (loss) on sales of investments                         57        (53)
  Net change in unrealized depreciation on investments                 (1,567)    (4,091)
                                                                      -------    -------
     Net Decrease in Net Assets Resulting from Operations              (1,385)    (4,021)
  Net Assets at Beginning of Year                                      18,969     22,990
                                                                      -------    -------
  Net Assets at End of Year (including undistributed net
     investment income of $10,334 at December 31, 1996 and
     $10,207 at December 31, 1995)                                    $17,584    $18,969
                                                                      =======    =======

See accompanying notes.

                          Heartland Technology, Inc.

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995



1.   Change in Operations and Basis of Presentation

Heartland Technology, Inc. (the "Company" or "HTI") (formerly known as Milwaukee Land Company) filed an application on June 20, 1997, with the Securities and Exchange Commission ("the Commission") to deregister as an investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). On December 31, 1997, the Commission issued an order acknowledging that the Company had ceased to be an investment company.

The accompanying financial statements for the years ended December 31, 1996 and 1995 reflect the Company's prior status as a non-diversified closed-end management investment company. As the basis of presentation has changed from the fair value accounting basis used for investment companies to a historical cost basis for operating companies as of January 1, 1997, in accordance with general accepted accounting principles, the 1996 and 1995 financial statements are presented separately. Certain reclassifications have been made to certain components of stockholders' equity as of January 1, 1997.

2. Organization

HTI was organized as a corporation under the laws of the State of Iowa on September 14, 1881. Prior to June 30, 1993, HTI was a wholly-owned subsidiary of Chicago Milwaukee Corporation ("CMC") or its affiliates.

In 1990, the real estate assets held by HTI and certain other assets and liabilities were contributed by HTI and CMC to two newly-organized partnerships-Heartland Partners, L.P., a publicly-traded limited partnership of which HTI is the general partner and also holds limited partner interests ("Heartland"), and CMC Heartland Partners, a general partnership in which HTI and Heartland are the general partners and HTI is the managing general partner ("CMC Heartland"). On June 30, 1993, CMC distributed HTI's common stock to CMC's stockholders, spinning off HTI as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

Through its partnership interests in Heartland and CMC Heartland, the Company is engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota and Washington. The investment in Heartland and CMC Heartland (the "Partnerships") is accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $2,059,000 at January 1, 1997 is being amortized as CMC Heartland's assets are sold. For the year ended December 31, 1997, $620,000 was amortized to income. All significant intercompany balances and transactions have been eliminated.

Since its spin-off from CMC in 1993, HTI had been engaged in a search to acquire one or more operating businesses and had disclosed to its shareholders that concentrating the assets of HTI in a few operating businesses would be in the best interests of the Company's stockholders. All significant intercompany balances and transactions have been eliminated.

In May 1997, HTI and PG Newco Corp ("PG Newco"), a wholly-owned subsidiary of HTI, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. for $16,048,000. PG Design Electronics, Inc. was engaged in the business of contract design and manufacture of electronics assemblies for computer and computer

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995



printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to P.G. Design Electronics, Inc. ("PG Design").

The purchase price consisted of cash paid of $12,325,000, the issuance of notes totaling $3,000,000 and acquisition related costs of $723,000. The notes payable of $3,000,000 were issued to the seller, PG Design Electronics, Inc. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002 and bear interest at 8% per year; however, no amounts are due in the event the president of PG Design Electronics, Inc. voluntarily leaves the employment of PG Design prior to the scheduled maturity of the notes. The acquisition has been accounted for as a purchase. For financial reporting purposes, of the $9,179,000 excess of the purchase price over the fair value of net tangible assets acquired, $6,179,000 has been recorded as goodwill and is being amortized on a straight line basis over forty years and $3,000,000 has been recorded as deferred compensation of which $1.5 million is being amortized over 3 years and $1.5 million is being amortized over 5 years, on a straight line basis. The amortization of deferred compensation amounted to $438,000 for the year ended December 31, 1997 and is reported as Special compensation in the Company's 1997 Consolidated Statement of Income.

PG Design designs and manufactures printed circuit board products for computer applications on a contract basis. The company uses surface mount technology in which electronic devices are soldered directly to the circuits on the surface of the circuit board. PG Design's core products are memory modules. PG Design specializes in the design, production and testing of "custom" memory modules for high-end workstations. PG Design has also developed and manufactures a product which is used in retail stores to demonstrate the capabilities of computer printers.

The 1997 consolidated financial statements include the accounts of HTI and PG Design. The results of operations and cash flows include the operations of PG Design from May 31, 1997. All significant intercompany balances and transactions have been eliminated.

Unaudited proforma results of operations for the Company for the calendar year ended December 31, 1997, assuming the acquisition had occurred on January 1, 1997 are as follows:

     Net sales                                                  $28,636,000

     Net income                                                 $ 2,406,000

     Basic earnings per share                                   $      1.44

Operating Company Statements (1997)
-----------------------------------

3.   Summary of Significant Accounting Policies

(a)  Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits in banks and investments with original maturities of three months or less when purchased. The Company maintains cash balances with financial institutions which at times may be in excess of the FDIC insurance limit.

                          Heartland Technology, Inc.

                        December 31, 1997, 1996 and 1995



(b)  Inventories

Inventories are stated at the lower of cost or market, on a first-in, first-out basis (FIFO method).

(c)  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets which range from five to seven years for equipment and ten years for leasehold improvements.

Depreciation expense was $623,000 in 1997.

(d)  Debt Issuance Costs

The cost to acquire debt is being amortized on a straight-line basis over the term of the loan (3 years).

(e)  Revenue Recognition

Security transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined on an identified cost basis. Interest income is recorded on the accrual basis and includes amortization of premium and accretion of discount on securities owned.

For the manufacturing segment, revenue is recognized upon shipment.

(f)  Use of Estimates

In the preparation of the Companys' financial statements in conformity with general accepted accounting principles, management makes estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(g)  Fair Value of Financial Instruments

Management has considered fair value information relating to its financial instruments at December 31, 1997. For cash and cash equivalents, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximate carrying values. For all remaining financial instruments, carrying value approximates fair value due to the relatively short maturity of these instruments.

(h)  Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has no potentially dilutive securities as of December 31, 1997.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995



(i)  Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

4.   Inventories


Inventories consist of the following:                   (Amounts in Thousands)

                        Raw material                               $    1,717
                        Work-in-process                                   201
                        Finished goods                                    217
                                                                   ----------
                                                                        2,135
                        Less: reserve for obsolescence                    475
                                                                   ----------
                                                                   $    1,660
                                                                   ==========

5.   Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for the distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (see Note 11) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.

The Company has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay the Company an annual management fee in the amount of $425,000. This management fee is included in Due from affiliate at December 31, 1997.

The Company paid CMC Heartland approximately $228,000 in 1997 for staff salary and operating expense allocations, including HTI's portion of the office lease expense.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995


The condensed financial statements of Heartland as of December 31, 1997, and for the year then ended, are as follows (amounts in thousands):

Assets:
-------
Cash and marketable securities                               $ 2,755
Receivables, net                                                 254
Other assets                                                     355
Net properties and investment in joint venture                23,474
                                                             -------

Total assets                                                 $26,838
                                                             =======

Liabilities:
------------
Accounts payable, accrued expenses and other liabilities     $ 3,797
Allowed for claims and liabilities                             2,169
Distribution payable                                           1,631
Loans payable                                                  3,750
                                                             -------

Total liabilities                                             11,347

Partners Capital:
-----------------
General partners                                                  28
Class A partners                                               5,902
Class B partner                                                9,563
Unrealized holding loss                                           (2)
                                                             -------
Total partners capital                                        15,491
                                                             -------
Total liability and partners capital                         $26,838
                                                             =======

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995


Revenues:
---------
Property sales                          $ 7,127
Less: cost of property sales              3,407
                                        -------
   Gross profit on property sales         3,720
Rental and other income                   1,452
                                        -------
   Total net revenues                     5,172
                                        -------

Expenses:
---------
Selling, general and administrative       6,113
Real estate taxes                           703
Management fee                              425
Depreciation and amortization                94
                                        -------
   Total expenses                         7,335
                                        -------

   Net income (loss)                    $(2,163)
                                        =======

6. Line of Credit

The Company has a line of credit with General Electric Capital Corporation ("GECC") under which it may borrow up to $7,000,000. Interest is based on a floating index rate plus 2.75% (8.50% at December 31, 1997). Borrowings are collateralized by accounts receivable and inventory and cross collateralized with the equipment loan described in Note 7. Commitment fees of .375% are charged based on the unused portion of the credit facility. Borrowings at December 31, 1997 amounted to $147,000. The line of credit matures on May 29, 2000.

7. Long Term Debt

The Company has term loans payable to GECC in original principal amounts of $4,000,000 and $674,500. The loans bear interest at one month LIBOR plus 3.62% (9.34% at December 31, 1997) and requires monthly principal and interest payments. The final balances are due June 1, 2000. The loans are secured by machinery and equipment and cross collateralized with the line of credit described in Note 6. The outstanding balances on these loans at December 31, 1997 totaled $3,756,000.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995


Maturities of long term debt subsequent to December 31, 1997 are as follows:

                                                                               (Amounts in Thousands)
     1998                                                                            $         1,591

     1999                                                                                      1,539

     2000                                                                                        626
                                                                                     _______________
                                                                                     $         3,756
                                                                                     ===============

Under the terms of the line of credit and term loans, PG Design is required to maintain a minimum fixed charge ratio and minimum tangible net worth, is limited in incurring additional indebtedness and making capital expenditures, and is restricted from making certain payments. Retained earnings is restricted under the terms of the agreements in the amount of $12,003,000 at December 31, 1997.

8. Leases

PG Design leases its office and plant facility under an operating lease at a monthly rental of $13,000. The lease expires January 31, 2004 with an option to purchase the building and property at the end of the term. In addition, the Company is currently leasing office equipment under a non-cancelable lease expiring in 2000.

The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 1997:

                                                                               (Amounts in Thousands)
     1998                                                                            $           169

     1999                                                                                        169

     2000                                                                                        163

     2001                                                                                        156

     2002                                                                                        156

     Thereafter                                                                                  169
                                                                                     ---------------
                                                                                     $           982
                                                                                     ===============

Rent expense for 1997 was $104,000.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995



9. Income Taxes

Income tax expense (benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                                                                               (Amounts in Thousands)
     Computed "expected" tax expense                                                 $           962

     Change in valuation allowance                                                              (217)

     Other, net                                                                                   28
                                                                                     _______________

     Total                                                                           $           773
                                                                                     ===============


The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31, 1997, are as follows:

                                                                                 (Amounts in Thousands)

Deferred tax assets:

Basis differences in investment in partnerships                                                 $   480

AMT credit carryforward                                                                             919

Inventory reserves                                                                                  165

Reserve for discontinued operations                                                                 110

Reserve for claims, liabilities and reorganization                                                  130

Compensation and benefits                                                                           259

Other, net                                                                                           57
                                                                                                -------
   Total deferred tax assets                                                                      2,120

   Less valuation allowance                                                                      (1,639)
                                                                                                -------
   Net deferred tax assets                                                                          481


Deferred tax liabilities:

Excess depreciation over book                                                                      (149)

Excess tax goodwill amortization over book                                                          (70)
                                                                                                -------
   Total deferred tax liabilities                                                                  (219)
                                                                                                -------
   Deferred tax asset, net                                                                      $   262
                                                                                                =======

                          Heartland Technology, Inc.

                       December 31, 1997, 1996, and 1995


For the year ended December 31, 1997, the Company's provision for income taxes is $773,000 which consists of $1,035,000 current tax expense offset by a $262,000 deferred tax benefit. Included in the Company's deferred tax assets are AMT carryforwards of approximately $919,000 which have no expiration date.

10. Major Customers

A significant part of the Company's manufacturing business is dependent on a few customers. During the year ended December 31, 1997 three customers, namely NEC, Hewlett Packard and Canon, accounted for approximately 97% of net sales including approximately 17% shipped to locations in foreign countries. The loss of any one of these customers could have a material adverse effect on the Company.

11. Contingent Liabilities (Operating Company and Investment Company)

The Company, by reason of its serving as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate Corporation ("CMCRE"), certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain lessees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended (the "1934 Act").

On June 30, 1993, the Company assumed from CMC, its former parent corporation, any obligations for which CMC was or might become liable (the "MLC Assumed Liabilities") arising out of any matters existing on or occurring prior to June 30, 1993 other than (i) the Plan Liabilities, (ii) liabilities directly related to CMC's business of investing and managing its investment securities, (iii) the lawsuit then pending (and since resolved) against CMC relating to its preferred stock, or (iv) any liabilities relating to federal, state, local or foreign income or other tax matters.

In the opinion of management, reasonably possible losses from these matters should not be material to the Company's results of operations or financial condition.

12. Allowance for Claims and Liabilities

The Company assumed certain share redemption liabilities from CMCRE, then a majority owned subsidiary of CMC. Preferred shares are redeemable at $100 per share and common shares at $153.43. At December 31, 1997, 2,409 preferred shares and 4,661 common shares are still outstanding for a liability of approximately $956,000. The liability is being reduced as the minority shareholders submit their shares for redemption.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995


The Company has a $323,000 liability related to workers' compensation claims incurred while operating under Milwaukee Land Company. This liability is being reduced as payments are being made to the insurance provider.

13. Industry Segments

The Company currently is engaged in two lines of business: (1) manufacturing and
(2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis primarily for the computer and computer printer industries. The real estate business segment covers the Company's investment in real estate partnerships (see Note 5 of Notes to the Consolidated Financial Statements). As of and for the year ended December 31, 1997, certain information relating to the Company's business segments are set forth in the table below:

                                                         Income (loss)  Depreciation
                                                          before 1997       and
                        Identifiable     Sales and       ------------   Amortization       Capital
    Business Segment       Assets      Other Income         Taxes         Expense        Expenditures
    -----------------   ------------   ------------      ------------   ------------     ------------
    Manufacturing (1)   $ 21,297,000   $ 15,093,000      $  2,885,000   $    776,000     $    966,000
    Real estate            8,602,000      1,012,000         1,012,000              -                -
    Corporate                280,000        300,000        (1,149,000)             -                -
                        ------------   ------------      ------------   ------------     ------------
    Total Company       $ 30,179,000   $ 16,405,000      $  2,748,000   $    776,000     $    966,000
                        ============   ============      ============   ============     ============

(1) Represents PG Design from May 31, 1997 through December 31, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 131 with the fiscal year ending December 31, 1998. SFAS No. 131 does not have any impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures of segment information.

14. Potential Acquisitions

In September 1997, the Company signed a letter of intent to acquire a company, which provides specialty services to the printed circuit board industry, for approximately $7,250,000. Closing is contingent on the execution of final agreements and financing.

On March 13, 1998, the Company and PG Design signed a letter of intent for PG Design to acquire the assets of a company which owns patented technology for plating copper circuits on a ceramic substrate. This technology may provide for circuit densification and thermal dissipation. The price is approximately $1.6 million. As part of its due diligence, PG Design and the seller agreed that PG Design would operate the plant for a limited time. PG Design is operating the plant to determine whether cost, operating, marketing and financial projections are realistic. PG Design is to receive all revenues from products shipped by this company after January 31, 1998. On or before March 13, 1998, PG Design paid $449,600 for the costs of this due diligence operation. PG Design is paying stipulated amounts until the transaction is closed or terminated. Closing of this acquisition is subject to negotiation of a final contract.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995


15. Subsequent Events

(a) Non-qualified Stock Option and Stock Appreciation Rights

On May 27, 1997, HTI stockholders approved the 1997 Incentive and Capital Accumulation Plan (the "Plan"). Pursuant to the Plan, on January 2, 1998, the compensation committee of the Board of Directors of the Company granted (i) non-qualified stock options for 50,000 shares of common stock and stock appreciation rights ("SAR") with respect to 25,000 shares of common stock to Peter G. VanHeusden; (ii) non-qualified stock options for 50,000 shares of common stock and SARs with respect to 25,000 shares of common stock to Edwin Jacobson; and
(iii) SARs with respect to 25,000 shares of common stock to Frank L. Reed. The benefits granted to Edwin Jacobson will vest on May 30, 1998. The benefits granted to Peter G. VanHeusden and Frank L. Reed will vest on May 30, 2002. The exercise price of the non-qualified stock options and the SARs is $16.625 per share.

(b) 401(k) Plan

On February 1, 1998, PG Design established a 401(k) savings plan covering substantially all of its employees. PG Design may make contributions up to a maximum of 2% of the employees compensation and participants fully vest in employer contributions after 5 years. Employees are permitted to make contributions into the plan after one year of employment.

Investment Company Statements (1996 and 1995)

16. Summary of Significant Accounting Policies

(a) Security valuation

Investments are stated at value. Securities traded on securities exchanges or on the Nasdaq National Market are valued at the last sales price on the principal exchange or market on which they are traded or listed or, if there has been no sale that day, at the mean of closing bid and asked prices. Fixed-income securities are valued at the most recent bid quotation. Short-term securities are valued at amortized cost, which approximates market value. Other securities for which prices are not readily available are valued at a fair value as determined by the Board of Directors for reporting purposes under the 1940 Act.

The Company's investment in the Class B Interest of Heartland is not publicly traded, and accordingly there are no available market quotations. On December 7, 1995, the Board of Directors of the Company changed the methodology for valuing the Class B Interest. In making its determination of a fair value for the Class B Interest, the Board of Directors of the Company considers an imputed value based on the market value of the publicly traded Class A limited partnership interest in Heartland (the "Units") and the operating results of Heartland. The Board of Directors of the Company determined that operating losses of Heartland could cause anomalous results in the application of the valuation method of imputing value based on the market value of the publicly traded Units. Under the new methodology, the percentage change in the market value of the publicly traded Units from June 30, 1990, is applied to the initial cost of the Class B Interest (approximately $9.6 million) to the date of valuation.

                          Heartland Technology, Inc.

                       December 31, 1997, 1996 and 1995

Due to the inherent uncertainty of valuation, the recorded value of the Class B Interest and the general partnership interests in Heartland and CMC Heartland on the Company's financial statements may differ from values that would have been used had a ready market existed for these interests, and the difference could be material.

The change in methodology adopted by the Board resulted in a decrease in the value of the Class B Interest of $6.2 million in 1995 and reduced unrealized gains $4.5 million, net of tax. The effect on the net asset value of the Company at December 31, 1995 is a decrease of $2.69 per share.

(b) Investment transactions and investment income

Security transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined on an identified cost basis. Interest income is recorded on the accrual basis and includes amortization of premium and accretion of discount on securities owned.

(c) Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

17. Net Assets

Net assets at December 31, 1996 consisted of the following items (dollars in thousands, except share amounts):


Common stock - $0.30 par value per share, authorized 10,000,000
                  shares, 1,671,238 shares issued and outstanding    $     501
Paid in capital                                                         10,773
Undistributed net investment income                                     10,333
Undistributed net realized gains on investment transactions                590
Net unrealized depreciation on investments                              (4,613)
                                                                     ---------
     Net Assets                                                      $  17,584
                                                                     =========

Certain reclassifications have been made within the components of net assets as of December 31, 1995 to conform to the 1996 presentation.

18. Investment Services

During 1996 and 1995 the Company paid advisory fees for investment advisory services under an agreement with OFFITBANK, a nonaffiliated investment advisor. For the services rendered by OFFITBANK under the agreement, the Company paid OFFITBANK an annual investment advisory fee equal to .20 of 1% per annum of the value of the portfolio under management. The agreement provided that the advisory fee was payable quarterly in arrears based on the average month-end value of the portfolio during such quarter.

19. Federal Income Taxes

As of December 31, 1996, the Company has deferred tax assets consisting of tax NOL carry forwards of approximately $146,000, AMT credit carry forwards of approximately $919,000 and tax unrealized investment losses of approximately $1,113,000. For financial reporting purposes, a valuation allowance had been provided to offset the deferred tax assets.

Based on cost of investments for federal income tax purposes of $19,774,000 on December 31, 1996, net unrealized depreciation was $2,649,000, consisting of gross unrealized appreciation of $78,000 and gross unrealized depreciation of $2,727,000.

20. Interests in Partnerships and Related Transactions

The Company's interests in Heartland and CMC Heartland, including the Class B Interest in Heartland, were included in investments at a value of $7,589,000 at December 31, 1996.

See Note 5 for additional information relating to Interests in Partnerships.

The Company has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay to the Company and annual management fee in the amount of $425,000. On December 31, 1996, the Company received $1,181,000 related to previously accrued management fees including $107,000 for interest related to past due amounts. The 1996 accrued management fee in the amount of $425,000 was paid on February 14, 1997.

For the year ended December 31, 1996 and 1995, the Company paid CMC Heartland approximately $141,000 and $109,000 respectively for staff salary and operating expense allocations.

21. Investment Transactions

Investment transactions for the year ended December 31, 1996 (excluding money market investments) are as follows:

                                                          (Amounts in Thousands)
   Purchases                                                        $     3,505
   Proceeds from sales and maturities                               $     4,921

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None
                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" in the Company's definitive proxy statement, which involves the election of directors (the "Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the captions "Director Compensation" and "EXECUTIVE COMPENSATION" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transaction" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

     1.  Financial statements

The financial statements of Heartland Technology, Inc. and Subsidiary are included in Part II, Item 8:


Report of Independent Auditors.............................................  9

Operating Company
 Consolidated Balance Sheet at December 31, 1997........................... 10
 Consolidated Statement of Income for the year ended December 31, 1997..... 11
 Consolidated Statement of Stockholders' Equity for the year ended
  December 31, 1997........................................................ 12
 Consolidated Statement of Cash Flows year ended December 31, 1997......... 13

Investment Company
 Statement of Assets and Liabilities at December 31, 1996.................. 15
 Statements of Operations for the years ended December 31, 1996 and 1995................................................................. 16
 Statements of Changes in Net Assets for the years ended December 31,
  1996 and 1995............................................................ 17

Notes to Consolidated Financial Statements................................. 18

 2.  Financial statement schedules

The financial statements and financial statement schedules of Heartland Partners, L.P. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of Heartland Partners, L.P. (File No. 1-10520) are incorporated by reference herein and filed as an exhibit hereto. All other financial statement schedules are omitted because they are not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

 3.   Exhibits

3.1 Certificate of Incorporation of the Registrant, dated as of June 2, 1993 (filed herewith).

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated October 29, 1997 (filed herewith).

3.3 By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10/A (Amendment No. 1), dated June 24, 1993.

10.1 Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990, incorporated by reference to
      Exhibit 3.2 to Heartland Partners, L.P.'s Current Report on Form 8-K dated January 5, 1998 (File No. 1-10520).

10.2 Amended and Restated Partnership Agreement of CMC Heartland Partners, dated as of June 27, 1990, between Heartland Partners L.P. and Milwaukee Land Company, incorporated by reference to Exhibit 10.3 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520).

10.3 Conveyance Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Milwaukee Land Company, CMC Heartland Partners and Heartland Partners, L.P., incorporated by reference to Exhibit 10.1 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520).

10.4 Conveyance Agreement, dated June 29, 1993 by and among Chicago Milwaukee Corporation and Milwaukee Land Company (filed herewith).

10.5 Facilities Agreement, dated June 29, 1993, by and between Milwaukee Land Company and Heartland Partners, L.P. (filed herewith).

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (filed herewith).*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (filed herewith).*

10.8 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors (filed herewith).

10.9 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan (filed herewith).*

10.10 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation (filed herewith).

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation (filed herewith).

10.12 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation (filed herewith).

10.13 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden (filed herewith).

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (filed herewith).

10.15 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (filed herewith).

10.16 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (filed herewith).*

10.17 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson (filed herewith).*

10.18 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson (filed herewith).*

21     Subsidiaries of Heartland Technology, Inc. (filed herewith).

27     Financial Data Schedule (filed herewith).

99.1 Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 1997, of Heartland Partners, L.P. (filed herewith).
-----------------------------

* Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K
   No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEARTLAND TECHNOLOGY, INC.
                                                     (Registrant)

                                            By:     Edwin Jacobson
                                                ------------------------
                                                    Edwin Jacobson
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)

                                            By:    Leon F. Fiorentino
                                                -------------------------
                                                   Leon F. Fiorentino
                                        Vice President-Finance, Treasurer and
                                                        Secretary
                                         (Principal Financial and Accounting
                                                         Officer)


Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dated indicated.

           Robert S. Davis                          Edwin Jacobson
 --------------------------------------  --------------------------------------
           Robert S. Davis                           Edwin Jacobson
(Director of Heartland Technology, Inc.)(Director of Heartland Technology, Inc.)
            March 31, 1998                           March 31, 1998

           Alan Andreini                            Ezra K. Zilkha
 --------------------------------------  --------------------------------------
           Alan Andreini                            Ezra K. Zilkha
(Director of Heartland Technology, Inc.)(Director of Heartland Technology, Inc.)
           March 31, 1998                            March 31, 1998

           John R. Torell, III
---------------------------------------
           John R. Torell, III
(Director of Heartland Technology, Inc.)
           March 31, 1998

                           HEARTLAND TECHNOLOGY, INC.
                               INDEX TO EXHIBITS


Exhibit
Number                         Description
-------                        -----------

3.1 Certificate of Incorporation of the Registrant, dated as of June 2, 1993 (filed herewith).

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated October 29, 1997 (filed herewith).

3.3 By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10/A (Amendment No. 1), dated June 24, 1993.

10.1 Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990, incorporated by reference to
       Exhibit 3.2 to Heartland Partners, L.P.'s Current Report on Form 8-K dated January 5, 1998 (File No. 1-10520).

10.2 Amended and Restated Partnership Agreement of CMC Heartland Partners, dated as of June 27, 1990, between Heartland Partners L.P. and Milwaukee Land Company, incorporated by reference to Exhibit 10.3 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520).

10.3 Conveyance Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Milwaukee Land Company, CMC Heartland Partners and Heartland Partners, L.P., incorporated by reference to Exhibit 10.1 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520).

10.4 Conveyance Agreement, dated June 29, 1993 by and among Chicago Milwaukee Corporation and Milwaukee Land Company (filed herewith).

10.5 Facilities Agreement, dated June 29, 1993, by and between Milwaukee Land Company and Heartland Partners, L.P. (filed herewith).

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (filed herewith).*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (filed herewith).*

10.8 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors (filed herewith).

10.9 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan (filed herewith).*

10.10 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation (filed herewith).