Form 10-K/A
period 1997-12-30
HEARTLAND TECHNOLOGY INC
filed 1998-04-27
CIK 831115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Heartland Technology, Inc. (the "Company"), amends and restates in its entirety
Item 14 of Part IV solely to correct Exhibit 3.3 and to add Exhibit 10.19.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

         1.  FINANCIAL STATEMENTS

The financial statements of Heartland Technology, Inc. and Subsidiary are included in Part II, Item 8:

Report of Independent Auditors........................................................................9

Operating Company
         Consolidated Balance Sheet at December 31, 1997.............................................10
         Consolidated Statement of Income for the year ended December 31, 1997.......................11
         Consolidated Statement of Stockholders' Equity for the year ended December 31, 1997.........12
         Consolidated Statement of Cash Flows year ended December 31, 1997...........................13

Investment Company
         Statement of Assets and Liabilities at December 31, 1996....................................15
         Statements of Operations for the years ended December 31, 1996 and 1995.....................16
         Statements of Changes in Net Assets for the years ended December 31, 1996 and 1995..........17

Notes to Consolidated Financial Statements...........................................................19

         2.  FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules of Heartland Partners, L.P. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of Heartland Partners, L.P. (File No. 1-10520) are incorporated by reference herein and filed as an exhibit hereto.

         3.  EXHIBITS

3.1 Certificate of Incorporation of the Registrant, dated as of June 2, 1993 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Registrant's 1997 Form 10-K")).

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated October 29, 1997 (incorporated by reference to
         Exhibit 3.2 to the Registrant's 1997 Form 10-K).

3.3      By-laws of the Registrant, as amended (filed herewith).

10.1 Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990 (incorporated by reference to Exhibit 3.2 to Heartland Partners, L.P.'s Current Report on Form 8-K dated January 5, 1998 (File No. 1-10520)).

10.2 Amended and Restated Partnership Agreement of CMC Heartland Partners, dated as of June 27, 1990, between Heartland Partners L.P. and Milwaukee Land Company (incorporated by reference to Exhibit 10.3 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520)).

10.3 Conveyance Agreement, dated as of June 27, 1990, by and among Chicago Milwaukee Corporation, Milwaukee Land Company, CMC Heartland Partners and Heartland Partners, L.P.(incorporated by reference to Exhibit 10.1 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520)).

10.4 Conveyance Agreement, dated June 29, 1993 by and among Chicago Milwaukee Corporation and Milwaukee Land Company (incorporated by reference to Exhibit 10.4 to the Registrant's 1997 Form 10-K).

10.5 Facilities Agreement, dated June 29, 1993, by and between Milwaukee Land Company and Heartland Partners, L.P. (incorporated by reference to
         Exhibit 10.5 to the Registrant's 1997 Form 10-K).

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant's 1997 Form 10-K).*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (incorporated by reference to Exhibit 10.7 to the Registrant's 1997 Form 10-K) .*

10.8 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors (incorporated by reference to Exhibit
         10.8 to the Registrant's 1997 Form 10-K).

10.9 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.9 to the Registrant's 1997 Form 10-K).*

10.10 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's 1997 Form 10-K).

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.11 to the Registrant's 1997 Form 10-K).

10.12 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.12 to the Registrant's 1997 Form 10-K).

10.13 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden (incorporated by reference to Exhibit 10.13 to the Registrant's 1997 Form 10-K).

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's 1997 Form 10-K).

10.15 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's 1997 Form 10-K).

10.16 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (incorporated by reference to Exhibit 10.16 to the Registrant's 1997 Form 10-K) .*

10.17 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson (incorporated by reference to Exhibit 10.17 to the Registrant's 1997 Form 10-K).*

10.18 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson (incorporated by reference to Exhibit 10.18 to the Registrant's 1997 Form 10-K).*

10.19 Amendment, dated as of December 4, 1997, to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990 (incorporated by reference to Exhibit 3.3 to Heartland Partners, L.P.'s Current Report on Form 8-K dated January 5, 1998 (File No. 1-10520)).

21 Subsidiaries of Heartland Technology, Inc. (incorporated by reference to Exhibit 21 to the Registrant's 1997 Form 10-K).

27 Financial Data Schedule (incorporated by reference to Exhibit 27 to the Registrant's 1997 Form 10-K).

99.1 Portions of the Annual Report on Form 10-K for the fiscal ended December 31, 1997, of Heartland Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Registrant's 1997 Form 10-K).

----------------------------
* Management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HEARTLAND TECHNOLOGY, INC.
                                  (Registrant)


                          By:  Leon F. Fiorentino
                               Leon F. Fiorentino
                 Vice President-Finance, Treasurer and Secretary


Date:    April 27, 1998

                           HEARTLAND TECHNOLOGY, INC.

                                INDEX TO EXHIBITS


Exhibit
Number                                  Description
-------                                 -----------

3.1 Certificate of Incorporation of the Registrant, dated as of June 2, 1993 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Registrant's 1997 Form 10-K")).

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated October 29, 1997 (incorporated by reference to Exhibit
        3.2 to the Registrant's 1997 Form 10-K).

3.3     By-laws of the Registrant, as amended (filed herewith).

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

10.4 Conveyance Agreement, dated June 29, 1993 by and among Chicago Milwaukee Corporation and Milwaukee Land Company (incorporated by reference to
        Exhibit 10.4 to the Registrant's 1997 Form 10-K).

10.5 Facilities Agreement, dated June 29, 1993, by and between Milwaukee Land Company and Heartland Partners, L.P. (incorporated by reference to
        Exhibit 10.5 to the Registrant's 1997 Form 10-K).

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant's 1997 Form 10-K).*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (incorporated by reference to Exhibit 10.7 to the Registrant's 1997 Form 10-K) .*

10.8 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors (incorporated by reference to Exhibit 10.8 to the Registrant's 1997 Form 10-K).

10.9 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.9 to the Registrant's 1997 Form 10-K).*

Exhibit
Number                                  Description
-------                                 -----------

10.10 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's 1997 Form 10-K).

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation (incorporated by reference to
        Exhibit 10.11 to the Registrant's 1997 Form 10-K).

10.12 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.12 to the Registrant's 1997 Form 10-K).

10.13 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden (incorporated by reference to Exhibit 10.13 to the Registrant's 1997 Form 10-K).

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's 1997 Form 10-K).

10.15 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's 1997 Form 10-K).

10.16 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson (incorporated by reference to Exhibit 10.16 to the Registrant's 1997 Form 10-K) .*

10.17 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson (incorporated by reference to Exhibit 10.17 to the Registrant's 1997 Form 10-K).*

10.18 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson (incorporated by reference to Exhibit 10.18 to the Registrant's 1997 Form 10-K).*

10.19 Amendment, dated as of December 4, 1997, to the Amended and Restated Agreement of Limited Partnership of Heartland Partners, L.P., dated as of June 27, 1990 (incorporated by reference to Exhibit 3.3 to Heartland Partners, L.P.'s Current Report on Form 8-K dated January 5, 1998 (File No. 1- 10520)).

21      Subsidiaries of Heartland Technology, Inc. (incorporated by reference to
        Exhibit 21 to the Registrant's 1997 Form 10-K).

27 Financial Data Schedule (incorporated by reference to Exhibit 27 to the Registrant's 1997 Form 10-K).

99.1 Portions of the Annual Report on Form 10-K for the fiscal ended December 31, 1997, of Heartland Partners, L.P. (incorporated by reference to
        Exhibit 99.1 to the Registrant's 1997 Form 10-K).
----------------------------
* Management contract or compensatory plan or arrangement.