Form 10-K/A
period 1997-12-30
HEARTLAND TECHNOLOGY INC
filed 1998-04-30
CIK 831115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997
                                                         or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 1-11956

                           HEARTLAND TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                   36-1487580
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


547 WEST JACKSON BOULEVARD, CHICAGO, ILLINOIS             60661
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (312) 294-0497

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
        COMMON STOCK                      AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of March 25, 1998 ($17 per share), was approximately $25.8 million. On that date there were 1,671,238 shares outstanding. For purposes of this computation it is assumed that non-affiliates of the Registrant are all holders other than directors and executive officers of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                    NYFS08...:\65\63765\0003\306\10KA297D.WPD

                                EXPLANATORY NOTE


This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Heartland Technology, Inc. (the "Company"), amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Board of Directors is divided into three classes. The directors of each class are elected by the holders of common stock at the annual meeting of stockholders in the year in which the term of such class expires and will serve thereafter for three years. The terms of office expire for Class I Directors in 2000, for the Class II Director in 1998 and for Class III Directors in 1999.


Name and Age                             Principal Occupation, Business
------------                             Experience and Directorships
                                         -------------------------------


Alan Andreini, 51.......................... Director of the Company (Class I)
                                           (since September 1997); President and
                                           Chief Operating Officer (since May
                                           1997), InterWorld Corporation
                                           (internet software), New York, New
                                           York; Executive Vice President
                                           (1994-1997) and Senior Vice President
                                           (1986-1994), Comdisco, Inc.
                                           (technology services), Rosemont,
                                           Illinois. Mr. Andreini also serves as
                                           a director of Comdisco, Inc. and
                                           Youth Services International, Inc.


Robert S. Davis, 83........................ Director of the Company (Class I)
                                           (since October 1988); Member of the
                                           compensation committee and chairman
                                           of the audit committee of the Board
                                           of the Company; Self-employed
                                           consultant (for more than the past
                                           five years); Senior Vice President
                                           (1978-79), St. Paul Companies
                                           (insurance), St. Paul, Minnesota.


Edwin Jacobson, 69.........................President and Chief Executive Officer
                                           (since September 1990); Director of
                                           the Company (Class III) (since
                                           November 1985); Member of the
                                           executive and investment committees
                                           of the Board of the Company;
                                           President and Chief Executive Officer
                                           of CMC Heartland Partners (since
                                           September 1990), Chicago Illinois
                                           (real estate) (a general partnership
                                           of which the Company is the managing
                                           general partner); Chairman of the
                                           Executive Committee (since June 1992)
                                           and President and Chief Executive
                                           Officer (1994-1997), Avatar Holdings
                                           Inc. (real estate, water and
                                           wastewater utilities operations),
                                           Coral Gables, Florida. Mr. Jacobson
                                           also serves as a director of Avatar
                                           Holdings Inc.

Name and Age                               Principal Occupation, Business
------------                               Experience and Directorships
                                           ------------------------------

John R. Torell III, 58..................... Director of the Company (Class III)
                                           (since September 1997); Chairman
                                           (since 1990), Torell Management Inc.
                                           (financial advisory), New York, New
                                           York; Special Director (since 1994),
                                           the Zilkha & Company Group of
                                           Companies (merchant banking), New
                                           York, New York; Chairman and Chief
                                           Executive Officer (1990-1994),
                                           Fortune Bancorp (banking), Tampa,
                                           Florida; Chairman, President and
                                           Chief Executive Officer (1988-1989),
                                           CalFed, Inc. (banking), Los Angeles,
                                           California; President (1982-1988),
                                           Manufacturers Hanover Corporation
                                           (banking), New York, New York. Mr.
                                           Torell also serves as a director of
                                           American Home Products Corporation,
                                           Claremont Technology Group, Inc.,
                                           Paine Webber Group Inc., and Volt
                                           Information Sciences, Inc.


Ezra K. Zilkha, 72......................... Director of the Company (Class II)
                                           (since October 1988); Chairman of the
                                           Board of the Company; Member of the
                                           executive committee and chairman of
                                           the investment committee and the
                                           compensation committee of the Board
                                           of the Company; President (since
                                           1956), Zilkha & Sons, Inc. (private
                                           investments), New York, New York;
                                           President (since March 1991), 3555
                                           Intermediate Corp. (investment
                                           holding company); Chairman (December
                                           1984 - May 1990; March 1991 -
                                           September 1993), Union Holdings Inc.
                                           (industrial holding company), New
                                           York, New York. Mr. Zilkha also
                                           serves as a director of The Newhall
                                           Land and Farming Company.

EXECUTIVE OFFICERS

The following table sets forth certain information with regard to the executive officers of the Company (other than Edwin Jacobson, who also serves as a director of the Company).

Name and Age                               Principal Occupation, Business
------------                               Experience and Directorships
                                           -------------------------------


Lawrence S. Adelson, 48.................... Vice President and General Counsel
                                           (since October 1988) of the Company;
                                           General Counsel (since June 1990),
                                           CMC Heartland Partners (real estate)
                                           (a general partnership of which the
                                           Company is the managing general
                                           partner); Vice President and General
                                           Counsel (1988-1995), Chicago
                                           Milwaukee Corporation (investment
                                           company); General Counsel
                                           (1985-1989), CMC Real Estate
                                           Corporation.


Leon F. Fiorentino, 73.....................Vice President - Finance, Secretary
                                           and Treasurer (since September 1990)
                                           of the Company; Vice President -
                                           Finance (1991-1995), Treasurer (1982-
                                           1995), and Secretary (1984-1995) of
                                           Chicago Milwaukee Corporation
                                           (investments).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of the Company's common stock to file forms reporting their initial beneficial ownership of the Company's common stock and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 1997 fiscal year all
Section 16(a) filing requirements were complied with.


ITEM 11.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE*

The following table sets forth information in respect of the compensation for 1997, 1996 and 1995 of the Company's Chief Executive Officer and the other executive officers of the Company whose total salary and bonus in 1997 exceeded $100,000 (sometimes collectively referred to as the "Named Executive Officers").


                               Annual Compensation
                               -------------------
                                                                                       All Other
Name and Principal                                                                   Compensation
Position                       Year          Salary ($)            Bonus ($)            ($) (1)
--------                       ----          ----------            ---------           --------

Edwin Jacobson                 1997             139,583                    0               1,599
 President and Chief           1996              90,000                    0                   0
 Executive Officer             1995              90,000                    0                   0
Leon F. Fiorentino             1997             150,000               25,000               4,750
 Vice President -              1996             126,500                    0               4,246
 Finance, Secretary            1995              41,812                    0               1,527
 and Treasurer
----------------

* The Named Executive Officers also provide services to CMC Heartland (the general partnership of which the Company and Heartland are general partners). Since 1997, CMC Heartland has paid the full compensation of such Named Executive Officers for services rendered by such person to the Company and CMC Heartland. CMC Heartland has been reimbursed by the Company pursuant to a certain Facilities Agreement for the cost allocated to the Company with respect to the services such persons have rendered to the Company. Therefore, the table sets forth compensation awarded to, earned by or paid to the Named Executive Officers that has been allocated to the Company.

(1) "All Other Compensation" for 1997 consists of contributions for Mr. Jacobson and Mr. Fiorentino made by CMC Heartland under CMC Heartland's Group Savings Plan, a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, to match 1997 pre-tax elective deferrals contributions (included under Salary) made to such plan.

EMPLOYMENT AGREEMENT

Edwin Jacobson, the Company's President and Chief Executive Officer provides services to the Company in such capacities pursuant to an employment agreement, dated June 29, 1993, as amended, for a term ending on May 30, 2002. The employment agreement provides for an annual base salary of $175,000, all or a portion of which may be deferred at Mr. Jacobson's election. During the term of the employment agreement, Mr. Jacobson has the right to continue his employment with CMC Heartland and to pursue other employment and business activities not in competition with the activities of the Company (after prior notice of such activities has been delivered to the Chairman of the Executive Committee of the Board of Directors of the Company), and is not obligated to devote his full business time to the activities of the Company. Mr. Jacobson is, however, required to devote an amount of time to the activities of the Company determined by the Board of Directors to be required of him to accomplish the business objectives of the Company. On June 1, 1997, the employment agreement was amended to increase Mr. Jacobson's base salary from $90,000 to the current $175,000 per year.

Mr. Jacobson's employment agreement provides for certain payments to be made in the event of his employment is terminated prior to the end of its term. If Mr. Jacobson's employment is terminated by his death, the Company will pay his designated beneficiary (or if there is none, to his estate) an amount equal to the amount, if any, by which $150,000 exceeds the proceeds payable to his designated beneficiary (or estate) pursuant to any life insurance policy covering his life maintained by the Company. If Mr. Jacobson's employment is terminated by the Company for "Cause" or by Mr. Jacobson for other than "Good Reason", the Company will pay him his base salary through the date of termination. If Mr. Jacobson's employment is terminated either by the Company other than for "Cause" or other than on account of Mr. Jacobson's "permanent disability" or by Mr. Jacobson for "Good Reason", then the Company will continue to pay him base salary through May 30, 2002, will pay him all his other damages that he may be entitled to receive as a result of such termination, and will maintain until May 30, 2002, for his benefit all employee benefit plan and programs in which he was entitled to participate. The terms "Cause", "Good Reason" and "permanent disability" are defined in the employment agreement.

On January 2, 1998, the Compensation Committee granted Mr. Jacobson options to purchase 50,000 shares of common stock of the Company and stock appreciation rights (payable in cash) with respect to 25,000 shares, pursuant to the Company's 1997 Incentive and Capital Accumulation Plan. The options and rights have an exercise price of $16.625 per share (the closing stock price on the date of grant), fully vest on May 30, 1998, and expire not later than January 2, 2008.

DIRECTOR COMPENSATION

The Company's compensation program for nonemployee directors provides that each nonemployee director receive an annual retainer of $18,000, payable in quarterly installments, and receive $1,000 for each Board meeting physically attended. Nonemployee directors also receive $1,000 for each committee meeting physically attended. Prior to July 1997, nonemployee directors received a $12,000 annual retainer and $750 per Board or committee meeting. Employees of the Company receive no additional compensation for serving as a director. The Company also reimburses directors for meeting expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors was established in February 1997. The members of the committee serving at any time during 1997 were Robert Davis and Ezra Zilkha.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning ownership of shares of the Company's common stock: (i) by persons who are known by the Company to be beneficial owners of more than 5% of the outstanding shares of the Company's common stock; (ii) by each director of the Company; (iii) by each Named Executive Officer; and (iv) by all directors and executive officers of the Company as a group. As of March 31, 1998, there were 1,671,238 shares of the Company's common stock outstanding.

                                                  Amount and
                                                   Nature of                Percent
Name of Beneficial Owner                    Beneficial Ownership (1)        of Class
------------------------                    ------------------------        --------


Ezra K. Zilkha                                 102,500  (2)                   6.1%
 767 Fifth Avenue
 New York, NY 10153
KeyCorp                                        496,780  (3)                  29.7%
 127 Public Square
 Cleveland, OH 44114
MSR Capital Partners                           106,000  (4)                   6.3%
 One Embarcadero Center
 San Francisco, CA 94111
Jerold S. Solovy                               125,000  (5)                   7.5%
 c/o Jenner & Block
 One IBM Plaza
 Chicago, IL 60611
Alan Andreini                                             0                   0.0%
Robert S. Davis                                       2,000              *
Leon F. Fiorentino                                        0                   0.0%
Edwin Jacobson                              82,000  (6) (7)                   4.8%
John R. Torell III                                   15,000              *
All directors and executive officers           201,500  (6)                  11.7%
as a group (consisting of 7 persons)
--------------------------------

*       Constitutes less than one percent.

(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such securities.

(2) Based on a Schedule 13D, dated January 17, 1996, and to the Company's knowledge, Mr. Zilkha is a member of a "group" consisting of himself, The Zilkha Foundation, Inc. and Zilkha & Sons, Inc. Mr. Zilkha directly owns and has sole voting and investment power over all shares except for: 1,500 shares owned by his wife, as to which he shares voting and investment power; 15,000 shares owned by The Zilkha Foundation, Inc., as to which Mr. Zilkha may be deemed to share voting and dispositive power with the other directors and officers of the foundation; and 24,500 shares owned by Zilkha & Sons, Inc., as to which Mr. Zilkha may be deemed to be the beneficial owner.

(3) Based on a Schedule 13G, dated February 14, 1997, KeyCorp is the parent holding company for the two subsidiaries -- Key Trust Company-Ohio (a bank) and Spears, Benzak, Salomon & Farrell (a registered investment advisor) -- that own the securities. Voting and investment power over all of the securities is shared.

(4)     Based on a Schedule 13D, dated January 16, 1996.

(5)     Based on a Schedule 13G, dated February 26, 1998.

(6) Includes 50,000 shares which Mr. Jacobson has the right to acquire within 60 days through the exercise of stock options. The number of shares that all directors and officers as a group have the right to acquire within 60 days is 50,000. In each case the percent of the class is calculated on the basis that such shares are deemed outstanding. No voting or investment power exists with respect to such shares prior to acquisition.

(7) Includes 2,000 shares owned by Mr. Jacobson's spouse, as to which Mr. Jacobson shares voting and investment power.


ITEM 13.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Edwin Jacobson, a director of the Company and its President and Chief Executive Officer, also serves as the President and Chief Executive Officer of Heartland and CMC Heartland. The Company is the general partner of Heartland and the managing general partner of CMC Heartland (with Heartland being the other general partner of CMC Heartland).
The Company also owns the Class B limited partnership interest in Heartland.

The Company has a management agreement with CMC Heartland pursuant to which CMC Heartland is required to pay the Company an annual management fee of $425,000.

The Company has a facilities agreement with Heartland pursuant to which Heartland makes available to the Company office space, equipment and personnel. The Company reimbursed CMC Heartland approximately $228,000 in 1997 for the allocated costs pursuant to the agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEARTLAND TECHNOLOGY, INC.
                                                   (Registrant)


                                        By:   Leon F. Fiorentino
                                              ----------------------------
                                              Leon F. Fiorentino
                                Vice President-Finance, Treasurer and Secretary


Date:   April 30, 1998