Form 10-Q
period 1998-03-31
HEARTLAND TECHNOLOGY INC
filed 1998-05-15
CIK 831115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    March 31, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to
                                    --------------------    --------------------

Commission File Number: 1-11956


                           HEARTLAND TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                 36-1487580
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


547 West Jackson Boulevard, Chicago, Illinois         60661
--------------------------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)


                                  312/294-0497
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X        No
                                       -----         -----


As of May 14, 1998, there were 1,671,238 shares of the registrant's common stock outstanding.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          Heartland Technology, Inc.
                     Condensed Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
                 (Amounts in thousands, except share amounts)
                                  (Unaudited)

ASSETS                                                                   March 31    December 31
                                                                           1998         1997
                                                                         -----------------------
Current assets:
     Cash and cash equivalents.........................................   $ 2,318      $ 3,232
     Accounts receivable, net..........................................     3,601        2,311
     Due from affiliate................................................       531          450
     Inventories, net..................................................     2,052        1,660
     Prepaid expenses..................................................        77          139
                                                                          -------      -------
          Total current assets.........................................     8,579        7,792
                                                                          -------      -------

Property and equipment:
     Machinery and equipment...........................................     5,278        5,262
     Furniture and equipment...........................................       159           29
     Leasehold improvements............................................       326          320
                                                                          -------      -------
                                                                            5,763        5,611
     Less accumulated depreciation.....................................       901          623
                                                                          -------      -------
                                                                            4,862        4,988
                                                                          -------      -------
Other assets:
     Deferred compensation expense.....................................        -         2,562
     Deferred tax asset, net...........................................       291          262
     Goodwill, net.....................................................     8,774        6,058
     Debt issuance cost, net...........................................        91          135
     Other.............................................................       378          230
     Investment in partnerships........................................     8,124        8,152
                                                                          -------      -------
          Total assets.................................................   $31,099      $30,179
                                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade...........................................   $ 1,909      $ 1,249
     Accrued expenses and other liabilities............................     1,216        1,189
     Line of credit....................................................     1,023          147
     Current portion of long-term debt.................................     1,601        1,591
     Allowance for claims and liabilities..............................     1,279        1,279
                                                                          -------      -------
          Total current liabilities....................................     7,028        5,455
                                                                          -------      -------

Long-term debt, less current portion...................................     1,750        2,165
Notes payable..........................................................     3,000        3,000

Stockholders' equity:
Common stock $.30 par value per share, authorized 10,000,000 shares,          501          501
     1,671,238 shares issued and outstanding
     Additional paid-in capital........................................    10,773       10,773
     Retained earnings.................................................     8,047        8,285
                                                                          -------      -------
          Total stockholders' equity...................................    19,321       19,559
                                                                          -------      -------
          Total liabilities and stockholders' equity...................   $31,099      $30,179
                                                                          =======      =======



See Notes to Condensed Consolidated Financial Statements            Page 2 of 18

                          Heartland Technology, Inc.
                Condensed Consolidated Statements of Operations
            For the Quarters Ended March 31, 1998 and March 31,1997
               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                              March 31      March 31
                                                                1998          1997
                                                              ----------------------
Net sales...................................................  $  5,242      $     -

Cost of sales...............................................     3,801            -
                                                              --------      --------
Gross margin................................................     1,441            -

Other income (loss):

     Interest income........................................        16            59

     Management fee from affiliate..........................       106           106

     Loss from investment in partnerships...................       (28)       (1,339)

     Miscellaneous, net.....................................        -              3
                                                              --------      --------

Total other income (loss)...................................        94        (1,171)

Other expenses:

     Selling, general and administrative....................     1,633           398

     Interest expense.......................................       142            -

     Special compensation...................................       188            -
                                                              --------      --------
          Total other expenses..............................     1,963           398
                                                              --------      --------

Loss before taxes...........................................      (428)       (1,569)

Income tax benefit..........................................      (190)           -
                                                              --------      --------

  Net loss..................................................  $   (238)      $(1,569)
                                                              ========      ========

Net loss per share - basic and diluted......................  $   (.14)      $  (.94)
                                                              ========      ========

Weighted average number of common shares outstanding........     1,671         1,671
                                                              ========      ========



See Notes to Condensed Consolidated Financial Statements            Page 3 of 18

                          Heartland Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
           For the Quarters ended March 31, 1998 and March 31, 1997
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                        March 31       March 31
                                                                                          1998           1997
                                                                                        -----------------------
Operating activities:
Net loss.............................................................................   $   (238)    $   (1,569)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................................        345
     Equity loss in investment in partnerships.......................................         28
     Unrealized loss on investments..................................................                     1,467
     Deferred income taxes...........................................................        (53)
     Special compensation............................................................        188
     Accretion amortization of (discount) premium on securities......................                        (8)
     Changes in operating assets and liabilities:
          Decrease in accounts receivable............................................     (1,376)
          Decrease in due from affiliate.............................................       (185)           319
          Increase in inventories, net...............................................       (392)
          Increase in prepaid expenses and other assets..............................       (120)          (374)
          Decrease in accounts payable and accrued expenses..........................        580            375
                                                                                        --------     ----------
     Net cash provided by operating activities.......................................     (1,223)           210

Investing activities:
Purchases of property and equipment..................................................       (152)
Net purchase/sale of securities......................................................                    (1,324)
                                                                                        --------     ----------
     Net cash used in investing activities...........................................       (152)        (1,324)

Financing activities:
Line of credit, net..................................................................        876
Principal payments on long-term debt.................................................       (415)
                                                                                        --------     ----------
     Net cash provided by financing activities.......................................        461
                                                                                        --------     ----------

Decrease in cash and cash equivalents................................................       (914)        (1,114)

Cash and cash equivalents at December 31, 1997 and 1996..............................      3,232          1,200
                                                                                        --------     ----------

Cash and cash equivalents at March 31, 1998 and 1997.................................   $  2,318     $       86
                                                                                        ========     ==========



See Notes to Condensed Consolidated Financial Statements            Page 4 of 18

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of Heartland Technology, Inc. ("HTI" or the "Company") and its wholly-owned subsidiary, P.G. Design Electronics, Inc. All significant intercompany transactions and accounts have been eliminated.

After the May 30, 1997, acquisition of an operating business, P.G. Design Electronics, Inc., HTI (then named Milwaukee Land Company) filed an application with the Commission to deregister as an investment company registered under the Investment Company Act of 1940, as amended. On December 31, 1997, the Commission issued an order acknowledging that the Company had ceased to be an investment company.

The first quarter 1997 financial statements reflect the accounts of the Company prior to its acquisition of P.G. Design Electronics, Inc.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the period presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 as presented in the Company's Annual Report on Form 10-K.

2. Organization

Heartland Technology, Inc. was a wholly-owned subsidiary of Chicago Milwaukee Corporation ("CMC") or its affiliates prior to June 30, 1993.

In 1990, the real estate assets and certain other assets and liabilities held by CMC and HTI were contributed to two newly-organized partnerships - Heartland Partners, L.P., a publicly-traded limited partnership of which HTI is the general partner and also holds a limited partner interest ("Heartland") and CMC Heartland Partners, a general partnership in which HTI and Heartland are the general partners and HTI is the managing partner ("CMC Heartland"). On June 30, 1993 CMC distributed HTI common stock to CMC's shareholders, spinning off HTI as a separate publicly-held company.

HTI's investment in Heartland and CMC Heartland (the "Partnerships") is accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $1,437,161 at March 31, 1998, is being amortized as CMC Heartland's assets are sold. For the quarter ended March 31, 1998, the equity adjustment was immaterial.

Since its spin-off from CMC in 1993, HTI had been engaged in a search to acquire one or more operating businesses. In May 1997, HTI and PG Newco Corp ("PG Newco"), a wholly-owned subsidiary of HTI, purchased substantially all of the assets, and assumed certain liabilities of PG Design Electronics, Inc. ("PG"). PG was engaged in the business of contract design and manufacture of electronics assemblies for computer printer original equipment manufacturers. PG Newco's name was then changed to P.G. Design Electronics, Inc. ("PG Design").

The purchase price included the issuance of notes totaling $3,000,000 issued to the seller, PG. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002 and bear interest at 8% per year; however, no amounts were due in the event that the person serving as the president of PG at the time of the purchase voluntarily left the employment of PG Design prior to the scheduled maturity of the notes. Because of the contingency in the notes linking the payment of the notes to the continued employment of such person with PG Design,

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)


$3,000,000 was recorded as deferred compensation of which $1,500,000 was being amortized over 40 months and $1,500,000 was being amortized over 60 months, on a straight line basis. The amortization of deferred compensation amounted to $188,000 for the quarter ended March 31, 1998 and is reported as special compensation in the consolidated statement of operations.

The contingency related to the continued employment of such person was removed from the notes on March 30, 1998. The $2,375,000 amount of unamortized deferred compensation was added to goodwill and will be amortized on a straight line basis over 39 years and 1 month, the remaining period that goodwill resulting from the purchase of PG's assets is being amortized.

3. Inventories

The components of inventory consist of the following at March 31, 1998:

   Raw materials.......................................$3,026,978
   Work-in-process.....................................   104,083
   Finished goods......................................   326,803
                                                       ----------
                                                        3,457,864
   Less: Reserve for obsolescence...................... 1,406,171
                                                       ----------
   Inventories, net....................................$2,051,693
                                                       ==========

4. Subsequent Events - Acquisitions

On April 10, 1998 the Company acquired the stock of Solder Station-One, Inc. for $7,460,000 excluding escrow fees of $5,310 consisting of (a) cash of $5,185,000;
(b) a $1,700,000 8% note payable in semiannual installments beginning 18 months after the closing date, with the first 3 installments of $400,000 each plus a final semiannual payment of $500,000; (c) a $400,000 contingent note payable either one year from the closing date, three years from the closing date, or not at all depending on Solder Station-One, Inc. meeting certain operating income goals, and (d) a short term note for $175,000. Solder Station-One, Inc. provides speciality services to the printed circuit board industry.

On April 29, 1998 Zecal Corp., a newly formed subsidiary of PG Design, acquired certain assets and liabilities from a company which owns patented technology for plating copper circuits on a ceramic substrate. The purchase price consists of $500,000 cash plus assumed liabilities and a $1,100,000 8% 4 year note with a one year moratorium on interest and principal, with quarterly principal amortization over the last three years of the note.

5. Net Loss per Share

Net loss per share for the first quarter of 1998 amounted to $.14 per share based on 1,671,238 shares outstanding.

6.  Information on Unconsolidated Investees

The following is summarized income statement information of Heartland Partners L.P. for the quarter ended March 31, 1998, in which the Company has a general partnership interest and Class B limited partnership interest:

     Sales.................................................$ 1,265
     Gross profit..........................................   (168)
     Net loss.............................................. (1,851)

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in two lines of business: (1) manufacturing and (2) real estate. The manufacturing segment covers the Company's manufacture of electronic assemblies on a contract basis primarily for the computer and computer printer industry. The real estate business covers the Company's investments in real estate partnerships, which are a .01% general partnership interest in CMC Heartland Partners, a 1% general partnership interest and a Class B limited partnership interest, the Class B Interest, in Heartland Partners, L.P. ("Heartland"). The Class B Interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and allocation of taxable income and loss.

Loss from investment in partnerships amounted to $28,000 compared to $19,000 for the first quarter of 1997.

Liquidity and Capital Resources

On March 31, 1998, the Company had available $2,318,000 in cash and cash equivalents. At March 31, 1998, $1,034,000 was borrowed under the line of credit with General Electric Capital Corporation. Based on PG Design's eligible collateral at March 31, 1998, additional borrowings of approximately $2,273,000 were available under the line of credit at March 31, 1998.

Borrowings under the line of credit increased $887,000 during the first quarter as a result of costs incurred by PG Design in connection with the acquisition of the assets of Zecal, Inc. which was concluded on April 29, 1998.

During the first quarter of 1998, the Company invested $152,000 in capital expenditures. Most of the expenditures were for leasehold improvements and office equipment at PG Design's Chesterfield, Michigan facility.

PG Design made principal payments of $415,000 on its term loans during the first quarter leaving a March 31, 1998 amount outstanding of $3,351,000. Under the terms of the line of credit and the term loans, PG Design is required to maintain a minimum fixed charge ratio and minimum tangible net worth, is limited in incurring additional indebtedness and making capital expenditures, and is restricted from making certain payments. Borrowings under the line of credit are collateralized by accounts receivable and inventory and cross-collateralized with the term loans. The term loans are secured by machinery and equipment and cross-collateralized with the line of credit.

Cash flow for the quarter was a decrease of $914,000. Management believes the Company will have sufficient funds available for operating expenses, debt amortization and capital expenditures from cash flow expected to be derived from operations and from financing presently in place. Management expects that the Company will require additional financing for further acquisitions.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1998


Results of Operations

Net sales of electronic assemblies, and computer and computer printer products totaled $5,242,000 in the first quarter of 1998. Although these figures are not comparable to the first quarter of 1997, since the acquisition of PG was effective on May 30, 1997, sales for the 1997 quarter for the company acquired totaled $7,916,000. This represents a decrease of approximately 37%. The first quarter loss resulted from a decrease in sales to PG Design's largest customer. The customer has told PG Design that sales may improve in the latter part of 1998. The Company is taking steps to reduce its reliance on customer concentration and is seeking to diversify its products and customers at the operating company level and also by acquisitions. Among the new products that the Company is developing is a Kiosk (an electronic information center) principally for point of purchase applications. The Company anticipates that shipments of the Kiosks will commence in the latter part of the year.

The decrease in sales volume has negatively affected gross profit margins. Gross profit margins declined to 28% in the first quarter of 1998 from an average of 34% for all of 1997 and 34% for the first quarter of 1997, prior to the Company's acquisition of PG.

Selling, general and administrative expenses consisting of personal costs, bonuses, employee benefits, facilities and equipment costs, advertising, marketing, other support costs including utilities, insurance and professional fees totaled $1,633,000 for the first quarter of 1998, representing an increase of 12% from the $1,459,000 for the first three months of 1997 prior to the Company's acquisition of PG. The major portion of this increase was attributable to strengthening and enhancing PG Design's organization by adding quality, manufacturing, engineering and finance personnel and directing a considerable effort towards the development of new products which are currently underway.

The Company expects that sales to relatively few large customers will continue to account for a significant percentage of its sales, although there can be no assurance that any one of these customers will continue to utilize the Company's products at current levels. The loss of any major customer, or any reduction in orders by any such customer, will have a material adverse effect on the Company's business, financial condition and results of operations.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain certain statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievement of results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: ability of the Company to manage successfully its recent acquisitions of businesses; inexperience of the Company in the computer components and electronics assemblies businesses; dependence on key employees in the acquired businesses; significant dependence of the Company on a few customers and the lack of long-term contracts with these customers; dependence on the computer and electronics industry, which is characterized by rapidly changing technology, evolving industry standards, and short product life cycles; competition; access to financing; cyclical nature of the real estate industry; and other risks, uncertainties and factors discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     10.1 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 (filed herewith).

     10.2 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 (filed herewith).

     10.3 First Amendment and Waiver, dated January 26, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997. (filed herewith)

     27     Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEARTLAND TECHNOLOGY, INC.
                                               (Registrant)

Date:  May 15, 1998                 BY:        /s/ Edwin Jacobson
                                       -----------------------------------------
                                                   Edwin Jacobson
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 15, 1998                 BY:      /s/ Leon F. Fiorentino
                                       -----------------------------------------
                                                 Leon F. Fiorentino
                                         Vice-President-Finance, Secretary
                                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                           HEARTLAND TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

10.1 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 (filed herewith).

10.2 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 (filed herewith).

10.3 First Amendment and Waiver, dated January 26, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 (filed herewith).

27         Financial Data Schedule (filed herewith).