Form 10-K/A
period 1997-12-31
HEARTLAND TECHNOLOGY INC
filed 1998-06-23
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                               (Amendment No. 3)

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of March 25, 1998 ($17 per share), was approximately $25.8 million. On that date there were 1,671,238 shares outstanding. For purposes of this computation it is assumed that non-affiliates of the Registrant are all holders other than directors and executive officers of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

                               EXPLANATORY NOTE


This Amendment No. 3 on Form 10-K/A to the Annual Report on Form 10-K of Heartland Technology, Inc. (the "Company"), amends and restates in its entirety
Item 8 of Part II solely to correct the amount reported as restricted retained earnings in footnote 7.

                                    PART II

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


                                       Ernst & Young LLP


Chicago, Illinois
February 16, 1998, except for Note 14,
as to which the date is March 13, 1998

                           Heartland Technology, Inc.

                           Consolidated Balance Sheet
                              (Operating Company)

                               December 31, 1997
                  (Dollars in Thousands, except share amounts)

ASSETS
Current assets:
    Cash and cash equivalents                                           $ 3,232
    Accounts receivable, net of allowance for doubtful
     accounts of $73                                                      2,311
    Due from affiliate                                                      450
    Inventories, net                                                      1,660
    Prepaid Expenses                                                        139
                                                                        -------
        Total current assets                                              7,792
                                                                        -------

Property and equipment:
    Machinery and equipment                                               5,262
    Furniture and equipment                                                  29
    Leasehold improvements                                                  320
                                                                        -------
                                                                          5,611
    Less accumulated depreciation                                           623
                                                                        -------
                                                                          4,988
                                                                        -------

Other assets:
    Deferred compensation expense                                         2,562
    Deferred tax asset, net                                                 262
    Goodwill, net of amortization of $121                                 6,058
    Debt issuance cost, net of amortization of $32                          135
    Other                                                                   230
    Investment in partnerships                                            8,152
                                                                        -------
        Total assets                                                    $30,179
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                             $ 1,249
    Accrued expenses and other liabilities                                1,189
    Line of credit                                                          147
    Current portion of long-term debt                                     1,591
    Allowance for claims and liabilities                                  1,279
                                                                        -------
        Total current liabilities                                         5,455
                                                                        -------

Long-term debt, less current portion                                      2,165
Notes payable                                                             3,000

Stockholders' equity
    Common stock, $.30 par value per share, authorized 10,000,000
     shares, 1,671,238 sharesissued and outstanding                         501
    Additional paid-in capital                                           10,773
    Retained earnings                                                     8,285
                                                                        -------
        Total stockholders' equity                                       19,559
                                                                        -------
        Total liabilities and stockholders' equity                      $30,179
                                                                        =======



See accompanying notes.

                  Heartland Technology, Inc.

               Consolidated Statement of Income
                      (Operating Company)

                 Year ended December 31, 1997
      (Amounts in Thousands except for per share amounts)


Net Sales                                                               $15,093
Cost of Sales                                                             9,684
                                                                        -------
Gross margin                                                              5,409

Other income:
    Interest income                                                         272
    Management fee from affiliate                                           425
    Income from investment in partnerships                                  587
    Miscellaneous, net                                                       28
                                                                        -------
Total other income                                                        1,312

Other expenses:
    Selling, general and administrative                                   3,119
    Interest expense                                                        416
    Special compensation                                                    438
                                                                        -------
        Total other expenses                                              3,973
                                                                        -------
Income before taxes                                                       2,748
Income taxes                                                                773
                                                                        -------
    Net income                                                          $ 1,975
                                                                        =======

Net income per share - basic and diluted                                $  1.18
                                                                        =======
Weighted average number of common shares outstanding                      1,671
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

                                  Heartland Technology, Inc.

                             Consolidated Statement of Cash Flows
                                     (Operating Company)

                                 Year ended December 31, 1997
                                    (Amounts in Thousands)

Operating activities:
Net income                                                                                                           $  1,975
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                                        776
     Equity income in investment in partnerships                                                                         (587)
     Bad debt expense                                                                                                      73
     Reserve for inventory obsolescence                                                                                   475
     Realized loss on sale of investments                                                                                 110
     Special compensation                                                                                                 438
     Accretion amortization of (discount) premium on securities                                                           (79)
     Changes in operating assets and liabilities:
          Decrease in accounts receivables                                                                                661
          Decrease in due from affiliate                                                                                   25
          Increase in inventories, net                                                                                    (61)
          Increase in prepaid expenses and other assets                                                                  (151)
          Increase in deferred tax asset, net                                                                            (262)
          Decrease in accounts payable and accrued expenses                                                              (332)
          Payment on claims and liabilities                                                                               (30)
                                                                                                                     --------
     Net cash provided by operating activities                                                                          3,031

Investing activities:
Purchases of property and equipment                                                                                      (966)
Net proceeds from sale of securities                                                                                    9,505
Acquisition of company, net of cash acquired                                                                          (11,896)
                                                                                                                     --------
     Net cash used in investing activities                                                                             (3,357)

Financing activities:
Line of credit, net                                                                                                    (1,223)
Proceeds from issuance of long-term debt                                                                                4,675
Principal payments on long-term debt                                                                                     (919)
Debt issuance costs                                                                                                      (167)
                                                                                                                     --------
     Net cash provided by financing activities                                                                          2,366
                                                                                                                     --------

Increase in cash and cash equivalents                                                                                   2,040

Cash and cash equivalents at beginning of year                                                                          1,192
                                                                                                                     --------
Cash and cash equivalents at end of year                                                                             $  3,232
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
                                                                                                     ========


See accompanying notes.

                           Heartland Technology, Inc.

                      Statement of Assets and Liabilities

                              (Investment Company)

                               December 31, 1996
                (Amounts in Thousands, except per share amounts)


ASSETS
Investments at Value:
   Nonaffiliates (cost $9,477)                           $ 9,535
   Affiliates (cost $12,261)                               7,589
                                                         -------
     Total Investments                                    17,124
Cash                                                       1,192

Receivables:
   Management fees - affiliate                    $425
   Accrued interest                                169
   Partnership distribution                         41
   Other                                            52
                                                  ----
Total Receivables                                            687
Prepaid and deferred expenses and other assets                62
                                                         -------
   Total assets                                           19,065

LIABILITIES
Directors and officers                                        12
Allowance for claims and liabilities                       1,309
Other                                                        160
                                                         -------
   Total liabilities                                       1,481
                                                         -------

NET ASSETS (STOCKHOLDERS' EQUITY)                        $17,584
                                                         =======

COMMON SHARES OUTSTANDING                                  1,671
                                                         =======

NET ASSET VALUE PER COMMON SHARE                          $10.52
                                                         =======

See accompanying notes.

                          Heartland Technology, Inc.

                           Statements of Operations
                             (Investment Company)

                    Years ended December 31, 1996 and 1995
                            (Amounts in Thousands)

                                                                                      1996      1995
                                                                                    --------  --------
Investment Income:
 Interest - Nonaffiliates                                                           $   658   $   705
 Interest - Affiliates                                                                  107         -
 Management fee from affiliate                                                          425       425
 Equity in Earnings - Partnership                                                         7         -
 Other                                                                                    3         1
                                                                                    -------   -------
   Total Investment Income                                                            1,200     1,131

Expenses:
 Compensation and benefits                                                              428       288
 Director's fees and expenses                                                            28        38
 Professional fees                                                                      210       359
 Advisory fees                                                                           20        21
 Custodian fees                                                                           6         6
 Taxes                                                                                   20        47
 Insurance                                                                               90        60
 Facility expense allocation                                                             37        40
 General and administrative expenses                                                    236       102
                                                                                    -------   -------
   Total Expenses                                                                     1,075       961
                                                                                    -------   -------

Investment income before taxes                                                          125       170
Provision for income taxes                                                                -        47
                                                                                    -------   -------
Net Investment Income                                                                   125       123

Net realized and unrealized gain (loss) on investments:
 Net realized gain (loss) on sales of investments                                        57       (73)
 Net change in unrealized appreciation (depreciation) on investments:
    Nonaffiliates                                                                       (31)      571
    Affiliates                                                                       (1,536)   (6,245)
                                                                                    -------   -------
      Net change in unrealized depreciation on investments                           (1,567)   (5,674)
                                                                                    -------   -------
Net realized gain (loss) and unrealized depreciation on investments before taxes     (1,510)   (5,747)
Income tax benefit                                                                        -    (1,603)
                                                                                    -------   -------
Net realized gain (loss) and unrealized depreciation on investments, net of tax      (1,510)   (4,144)
                                                                                    -------   -------
Net decrease in net assets resulting from operations                                $(1,385)  $(4,021)
                                                                                    =======   =======

See accompanying notes.

                          Heartland Technology, Inc.

                      Statements of Changes in Net Assets
                             (Investment Company)

                    Years ended December 31, 1996 and 1995
                            (Amounts in Thousands)

                                                                1996      1995
                                                              --------  --------
Operations:
   Net investment income                                      $   125   $   123
   Net realized gain (loss) on sales of investments                57       (53)
   Net change in unrealized depreciation on investments        (1,567)   (4,091)
                                                              -------   -------
        Net Decrease in Net Assets Resulting from Operations   (1,385)   (4,021)
   Net Assets at Beginning of Year                             18,969    22,990
                                                              -------   -------
   Net Assets at End of Year (including undistributed net
     investment income of $10,334 at December 31, 1996 and
     $10,207 at December 31, 1995)                            $17,584   $18,969
                                                              =======   =======


See accompanying notes.


                          Heartland Technology, Inc.

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995


1.  Change in Operations and Basis of Presentation

Heartland Technology, Inc. (the "Company" or "HTI") (formerly known as Milwaukee Land Company) filed an application on June 20, 1997, with the Securities and Exchange Commission (the "Commission") to deregister as an investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). On December 31, 1997, the Commission issued an order acknowledging that the Company had ceased to be an investment company.

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

4. Inventories

Inventories consist of the following:                     (Amounts in Thousands)
          Raw material                                             $       1,717
          Work-in-process                                                    201
          Finished goods                                                     217
                                                                   -------------
                                                                           2,135

          Less: reserve for obsolescence                                     475
                                                                   -------------


                                                                   $       1,660
                                                                   =============

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

                          Heartland Technology, Inc.

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995


Maturities of long term debt subsequent to December 31, 1997 are as follows:

                                                          (Amounts in Thousands)
     1998                                                         $        1,591
     1999                                                                  1,539
     2000                                                                    626
                                                                  --------------
                                                                  $        3,756
                                                                  ==============

The revolving credit facility and term loan agreements contain covenants and require the maintenance of various financial ratios. Under the terms of the line of credit and term loans, PG Design is required to maintain a minimum fixed charge ratio and minimum tangible net worth, is limited in incurring additional indebtedness and making capital expenditures, and is restricted from making certain payments. Retained earnings is restricted under the terms of the agreements in the amount of $751,000 at December 31, 1997.

8. Leases

PG Design leases its office and plant facility under an operating lease at a monthly rental of $13,000. The lease expires January 31, 2004 with an option to purchase the building and property at the end of the term. In addition, the Company is currently leasing office equipment under a non-cancelable lease expiring in 2000.

The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 1997:

                                                          (Amounts in Thousands)
     1998                                                         $          169
     1999                                                                    169
     2000                                                                    163
     2001                                                                    156
     2002                                                                    156
     Thereafter                                                              169
                                                                  --------------
                                                                  $          982
                                                                  ==============

Rent expense for 1997 was $104,000.

                          Heartland Technology, Inc.

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995


9. Income Taxes

Income tax expense (benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:


                                                          (Amounts in Thousands)
Computed "expected" tax expense                                           $ 962
Change in valuation allowance                                              (217)
Other, net                                                                   28
                                                                          -----
Total                                                                     $ 773
                                                                          =====

The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31, 1997, are as follows:

                                                          (Amounts in Thousands)
Deferred tax assets:
Basis differences in investment in partnerships                         $   480
AMT credit carryforward                                                     919
Inventory reserves                                                          165
Reserve for discontinued operations                                         110
Reserve for claims, liabilities and reorganization                          130
Compensation and benefits                                                   259
Other, net                                                                   57
   Total deferred tax assets                                              2,120
   Less valuation allowance                                              (1,639)
                                                                        -------
   Net deferred tax assets                                                  481
Deferred tax liabilities:
Excess depreciation over book                                              (149)
Excess tax goodwill amortization over book                                  (70)
                                                                        -------
   Total deferred tax liabilities                                          (219)
                                                                        -------
   Deferred tax asset, net                                              $   262
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

                                                       Income (loss)    Depreciation
                                                        before 1997          and
                       Identifiable     Sales and       -----------     Amortization      Capital
   Business Segment       Assets       Other Income        Taxes           Expense      Expenditures
   ----------------       ------       ------------        -----           -------      ------------
   Manufacturing(1)    $21,297,000     $15,093,000      $ 2,885,000        $776,000       $966,000
   Real estate           8,602,000       1,012,000        1,012,000               -              -
   Corporate               280,000         300,000       (1,149,000)              -              -
                       -----------     -----------      -----------        --------       --------
   Total Company       $30,179,000     $16,405,000      $ 2,748,000        $776,000       $966,000
                       ===========     ===========      ===========        ========       ========

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

Investment Company Statements (1996 and 1995)
---------------------------------------------

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

17. Net Assets

Net assets at December 31, 1996 consisted of the following items (dollars in thousands, except share amounts):

Common stock - $0.30 par value per share, authorized 10,000,000
  shares, 1,671,238 shares issued and outstanding                  $   501
Paid in capital                                                     10,773
Undistributed net investment income                                 10,333
Undistributed net realized gains on investment transactions            590
Net unrealized depreciation on investments                          (4,613)
                                                                   -------
  Net Assets                                                       $17,584
                                                                   =======

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


                               HEARTLAND TECHNOLOGY, INC.
                               (Registrant)


                               By:          Leon F. Fiorentino
                                   -------------------------------------------
                                            Leon F. Fiorentino
                               Vice President-Finance, Treasurer and Secretary


Date: June 23, 1998