Form 10-Q
period 1998-06-30
HEARTLAND TECHNOLOGY INC
filed 1998-08-14
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      June 30, 1998
                                    ------------------------

                                      OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                    ------------    ------------

Commission File Number: 1-11956

                          HEARTLAND TECHNOLOGY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                               36-1487580
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

   547 West Jackson Boulevard, Chicago, Illinois                              60661
   ---------------------------------------------                              -----
     (Address of principal executive offices)                               (Zip Code)


                                              312/294-0497
                           ---------------------------------------------------
                           (Registrant's telephone number, including area code)


         ----------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

As of August 14, 1998, there were 1,671,238 shares of the registrant's common stock outstanding.

                                    Part I
                             Financial Information

Item 1.  Financial Statements

                          Heartland Technology, Inc.
                     Condensed Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997
                 (Amounts in thousands, except share amounts)
                                  (Unaudited)

ASSETS                                                                            June 30     December 31
                                                                                   1998          1997
                                                                                 --------     -----------
Current assets:
   Cash and cash equivalents..................................................   $     --        $  3,232
   Accounts receivable, net...................................................      4,955           2,311
   Due from affiliate.........................................................        212             450
   Inventories, net...........................................................      3,515           1,660
   Prepaid expenses...........................................................        251             139
                                                                                 --------     -----------
        Total current assets                                                        8,933           7,792

Property and equipment:
   Machinery and equipment....................................................     13,672           5,262
   Furniture and fixtures.....................................................        457              29
   Leasehold improvements.....................................................      1,189             320
                                                                                 --------     -----------
                                                                                   15,318           5,611
   Less accumulated depreciation..............................................      6,171             623
                                                                                 --------     -----------
                                                                                    9,147           4,988
                                                                                 --------     -----------
Other assets:
   Deferred compensation expense..............................................         --           2,562
   Deferred tax asset, net....................................................        690             262
   Goodwill, net..............................................................     11,522           6,058
   Debt issuance cost, net....................................................        135             135
   Other......................................................................      1,504             230
   Investment in partnerships.................................................      8,098           8,152
                                                                                 --------     -----------
      Total assets............................................................   $ 40,029        $ 30,179
                                                                                 ========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade....................................................   $  3,500        $  1,249
   Accrued expenses and other liabilities.....................................      1,522           1,189
   Line of credit.............................................................      2,664             147
   Current portion of long-term debt..........................................      3,200           1,591
   Allowance for claims and liabilities.......................................      1,279           1,279
                                                                                 --------     -----------
     Total current liabilities................................................     12,165           5,455
                                                                                 --------     -----------
Long-term debt, less current portion..........................................      6,001           2,165
Notes payable.................................................................      3,000           3,000

Stockholders' equity:
Common stock $0.30 par value per share, authorized 10,000,000 shares,
1,671,238 shares issued and outstanding.......................................        501             501
   Additional paid-in capital.................................................     10,773          10,773
   Retained earnings..........................................................      7,589           8,285
                                                                                 --------     -----------
       Total stockholders' equity.............................................     18,863          19,559
                                                                                 --------     -----------
       Total liabilities and stockholders' equity.............................   $ 40,029        $ 30,179
                                                                                 ========     ===========

See notes to Condensed Consolidated Financial Statements

                          Heartland Technology, Inc.
                Condensed Consolidated Statements of Operations
     For the Quarters and Six Months Ended June 30, 1998 and June 30, 1997
               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                             Quarter Ended       Six Months Ended
                                                          -------------------   -------------------
                                                          June 30,   June 30,   June 30,   June 30,
                                                            1998       1997       1998       1997
                                                          --------   --------   --------   --------
Net sales .............................................    $6,775     $2,013    $12,017     $2,013
Cost of sales .........................................     5,075      1,239      8,876      1,239
                                                           ------     ------    -------     ------
Gross margins .........................................     1,700        774      3,141        774

Other income (loss):
    Management fee from affiliate .....................       106        106        212        212
    Miscellaneous, net ................................      (450)       332       (462)       288
                                                           ------     ------    -------     ------
Total other income (loss) .............................      (344)       438       (250)       500

Other expenses:
    Selling, general and administrative ...............     1,950        569      3,583        967
    Interest expense ..................................       137                   279         64
    Special compensation ..............................        --                   188
                                                           ------     ------    -------     ------
        Total other expenses ..........................     2,087        569      4,050      1,031
                                                           ------     ------    -------     ------
Income or (loss) before taxes .........................      (731)       643     (1,159)       243
Income tax expense (benefit) ..........................      (273)       190       (463)        72
                                                           ------     ------    -------     ------
    Net (loss) ........................................    $ (458)    $  453    $  (696)    $  171
                                                           ======     ======    =======     ======
Basic earnings (loss) per share .......................    $(0.27)    $ 0.27    $ (0.42)    $ 0.10
                                                           ======     ======    =======     ======
Diluted earnings (loss) per share .....................    $(0.27)    $  N/A    $ (0.42)    $  N/A
                                                           ======     ======    =======     ======
Weighted average number of common shares outstanding ..     1,671      1,671      1,671      1,671
                                                           ======     ======    =======     ======


See notes to Condensed Consolidated Financial Statements            Page 3 of 16

                          Heartland Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
           For the Six Months ended June 30, 1998 and June 30, 1997
                            (Amounts in thousands)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                     -------------------
                                                                     June 30,   June 30,
                                                                       1998       1997
                                                                     --------   --------
Operating Activities:
Net (loss) income................................................    $  (696)   $    171
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization ...............................        908
    Equity loss in investment in partnerships ...................         54          95
    Unrealized loss on investments ..............................
    Deferred income taxes .......................................        (67)
    Special compensation ........................................        188          24
    Accretion amortization of (discount) premium on securities ..
    Changes in operating assets and liabilities:
        Decrease in accounts receivable .........................     (1,355)
        Decrease in due from affiliate ..........................        287         536
        Increase in inventories, net ............................     (1,684)
        Increase in prepaid expenses and other assets ...........        (23)
        Decrease in accounts payable and accrued expenses .......      1,680        (128)
                                                                     -------    --------
    Net cash (used in) provided by operating activities .........       (708)        596
                                                                     -------    --------
Investing activities:
Purchases of property and equipment .............................       (933)       (148)
Acquisition of subsidiary .......................................     (7,559)    (12,143)
Net proceeds from sale of security ..............................         --       9,505
All other investing activities ..................................       (159)
                                                                     -------    --------
    Net cash used in investing activities .......................     (8,651)     (2,786)
                                                                     -------    --------
Financing activities:
Line of credit, net .............................................      2,611      (1,612)
Principal payments on long-term debt ............................     (2,340)     (1,506)
Issuance of debt ................................................      5,856       7,675
                                                                     -------    --------
    Net cash provided by financing activities ...................      6,127       4,557
                                                                     -------    --------
(Decrease) increase in cash and cash equivalents ................     (3,232)      2,367
Cash and cash equivalents at December 31, 1997 and 1996 .........      3,232        1192
                                                                     -------    --------
Cash and cash equivalents at June 30, 1998 and 1997 .............    $    --    $  3,559
                                                                     =======    ========


See notes to Condensed Consolidated Financial Statements            Page 4 of 16

                          Heartland Technology, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998

                                  (unaudited)


Notes to condensed consolidated financial statements

1.   Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of Heartland Technology, Inc., its subsidiaries, P.G. Design Electronics, Inc., Solder Station-One, Inc. and Zecal Corp., a subsidiary of P.G. Design Electronics, Inc. All significant intercompany transactions and accounts have been eliminated.

The consolidated financial statements include the accounts of P.G. Design Electronics, Inc. from May 31, 1997, the accounts of Solder Station-One, Inc. from April 9, 1998 and the accounts of Zecal Corp. from April 30, 1998.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the period presented. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1997 as presented in the Company's Annual Report on Form 10-K.

2.   Organization

Heartland Technology, Inc. ("HTI" or the "Company") was a wholly-owned subsidiary of Chicago Milwaukee Corporation ("CMC") or its affiliates prior to June 30, 1993. The Company was formerly known as Milwaukee Land Company.

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

HTI's investment in Heartland and CMC Heartland (the "Partnerships") is accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $1,437,161 at June 30, 1998 is being amortized as CMC Heartland's assets are sold. For the quarter and six months ended June 30, 1998, the equity adjustment was immaterial.

In May, 1997, HTI and PG Newco Corp. ("PG Newco"), a wholly-owned subsidiary of HTI, purchased substantially all of the assets, and assumed certain liabilities of PG Design Electronics, Inc. PG Design Electronics, Inc. was engaged in the business of contract design and manufacture of electronics assemblies for computer printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to P.G. Design Electronics, Inc. ("PG Design").

The purchase price included the issuance of notes totaling $3,000,000 issued to the seller, PG Design Electronics, Inc. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002 and bear interest at 8% per year; however, no amounts were due in the event that the president at the time of purchase of PG Design Electronics, Inc. voluntarily left the employment of PG Design prior to the scheduled maturity of the notes. Because of the contingency in the notes linking the payment of the notes and the continued employment of Peter G. VanHeusden, $3,000,000 was recorded as deferred compensation of which $1,500,000 was being amortized over 40 months and $1,500,000 was being amortized over 60 months, on a straight line basis. The amortization of deferred compensation amounted to $188,000 for the quarter ended March 31, 1998 and is reported as special compensation the consolidated statement of income.

                          Heartland Technology, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (unaudited)


The contingency related to the continued employment of Peter G. VanHeusden was removed from the notes on March 30, 1998. The $2,374,000 amount of unamortized deferred compensation was added to goodwill and will be amortized on a straight line basis over 39 years and 1 month, the remaining period that goodwill resulting from the purchase of PG Design Electronic, Inc. assets is being amortized over.

On April 10, 1998 the Company acquired the stock of Solder Station-One, Inc. for $7,460,000 consisting of (a) cash of $5,185,000; (b) a $1,700,000 8% note payable in semiannual installments beginning 18 months after the closing date, with the first 3 installments of $400,000 each plus a final semiannual payment of $500,000; (c) a $400,000 contingent note payable either one year from the closing date, three years from the closing date, or not at all depending on Solder Station-One, Inc. meeting certain operating income goals; and (d) a short term non-interest bearing note for $175,000. Solder Station-One, Inc. provides speciality services to the printed circuit board industry.

On April 29, 1998 Zecal Corp., a newly formed subsidiary of P.G. Design Electronics, Inc. acquired certain assets and liabilities from a company which owns patented technology for plating copper circuits on a ceramic substrate. The purchase price consisted of $500,000 cash plus assumed liabilities and a $1,100,000 8% four year note with a one year moratorium on interest and principal, with quarterly level principal amortization over the last three years of the note.

3.   Inventories

The components of inventory consist of the following at June 30, 1998:

          Raw materials                        $4,684,255
          Work-in-progress                        355,184
          Finished goods                          222,250
                                               ----------

          Less: Allowance for obsolescence      1,747,002
                                               ----------
          Total                                $3,514,684
                                               ==========


4.   Net Loss per Share

Net loss per share for the second quarter and first six months of 1998 amounted to $.27 and $.42 per share, respectively, based on 1,671,238 shares outstanding.

                          Heartland Technology, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (unaudited)


5.   Information on Unconsolidated Investees

The following is summarized income statement information of Heartland Partners, L.P. for the quarter and six months ended June 30, 1998 in which the Company has a general partnership interest and Class B limited partnership interest: (In thousands)


                                           Second         First Six
                                           Quarter          Months
                                            1998             1998
                                          ---------       ----------

               Sales                      $     987       $    2,252

               Gross profit                     298              129

               Net loss                      (1,571)          (3,422)

6.   Debt


P.G. Design Electronics, Inc.
-----------------------------

The debt that the Company incurred in connection with the acquisition of P.G. Design Electronics, Inc. is described in the Company's 1997 Form 10-K, Annual Report.

Solder Station-One, Inc.
------------------------

The Company incurred the following debt in connection with the acquisition of Solder Station-One, Inc.

The Company has a line of credit with LaSalle National Bank. ("LSNB") under which it may borrow up to $1,500,000. Interest is based on a base rate plus 2% (7.64% at June 30, 1998). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at June 30, 1998 were $754,401.The line of credit matures on April 10, 2001.

The Company has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (10% at June 30, 1998). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (9.5% at June 30, 1998). The outstanding balances on these loans at June 30, 1998 were $1,100,000 and 855,000, respectively.

The Company has a $1,700,000 note payable to the sellers of Solder Station-One, Inc. stock. The note bears 8% interest and is payable in three semiannual $400,000 installments plus a final $500,000 installment with the first installment due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998.

The Company has a contingent $400,000 note payable to the sellers of Solder Station-One, Inc. stock. The note is payable April 10, 1999 if Solder Station-One, Inc.'s calendar year 1998 operating income is greater than $1,508,999. The note is payable on April 10, 2001 if it is not paid on April 10, 1999 and Solder Station-One, Inc.'s operating income for the calendar years 1998, 1999 and 2000 is greater than $6,027,999. If neither of these condition are met, the loan will not be paid. The note bears 8% interest. Interest accrues and is paid quarterly in 1998.

The Company has a $175,000 original principal amount non-interest bearing note in connection with the the Solder Station-One, Inc. transaction. The note is paid out of the collections of certain accounts receivable. The outstanding balance on this note at June 30, 1998 was $93,904.

                          Heartland Technology, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (unaudited)


Zecal Corp.
-----------

The Company incurred the following debt in connection with the acquisition of Zecal Corp.

The Company has a line of credit with General Electric Capital Corporation ("GECC") under which it may borrow up to $4,000,000. Interest is based on a floating index rate plus 3.25% (8.75% at June 30, 1998). Borrowings are collateralized by accounts receivable and equipment. Borrowings at June 30, 1998 amounted to $414,481. The line of credit matures on April 29, 2001.

The Company has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,100,000. The note bears no interest until April 29, 1999 when interest begins to accrue at a rate of 8% per year. The principal is paid in level quarterly payments beginning on July 30, 1999 until the final payment on April 29, 2002. Interest is also paid quarterly. At June 30, 1998, $1,100,000 was outstanding.

Consolidated
------------

A summary of HTI's total debt at June 30, 1998 follows.(In thousands)

                                        Short        Long
                                        Term         Term        Total
                                       -------      -------     --------
          Short term note payable      $    94      $           $     94
          Lines of credit                3,418                     3,418
          Term loans                     2,171        2,725        4,896
          Notes payable                               5,800        5,800
                                       -------      -------     --------
          Totals                       $ 5,683      $ 8,525     $ 14,208
                                       =======      =======     ========

The Company's indebtedness includes $8,314,000 of senior debt ($5,605,000 payable to GECC and $2,709,000 payable to LSNB) and $5,894,000 of subordinated debt ($3,000,000 payable to the seller of PG Design, $1,700,000 payable to the seller of Solder, $1,100,000 payable to the seller of Zecal and an additional $94,000 connected with the Solder transaction).

                          Heartland Technology, Inc.
                                 June 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in 2 lines of business: (1) manufacturing and (2) real estate. The manufacturing segment covers the Company's manufacture of electronic assemblies on a contract basis primarily for the computer and computer printer industry. The real estate business covers the company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland Partners ("CMC Heartland"), a 1% general partner interest and a Class B limited partnership interest in Heartland Partners, L.P. ("Heartland"). The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and allocation of taxable income and loss.

Heartland's loss for the second quarter of 1998 amounted to $26,000 compared to $20,000 for the second quarter of 1997. Loss from investment in the Partnerships in the first six months of 1998 amounted to $54,000 compared to a loss $38,000 for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1998, accounts payable included $274,000 of outstanding checks which have not cleared under the Company's revolving lines of credit. At June 30, 1998, $3,418,000 was borrowed under the Company's lines of credit with its lenders based on eligible collateral on June 30, 1998. Additional borrowings of approximately $1,439,000 were available under the lines of credit at June 30, 1998.

Borrowings under the lines of credit increased by $2,384,000 during the second quarter as a result of increased borrowings by PG Design Electronics, Inc. ("PG Design") and additional borrowings resulting from the acquisition of Solder Station-One, Inc. and Zecal Corp.

During the second quarter of 1998 the Company invested $781,000 in capital expenditures. Most of the expenditures were for equipment purposes, computer software and hardware and leasehold improvements.

Principal payments on its term loans during the second quarter and first six months of 1998 are shown below: (amounts in thousands)

                            Second     First Six
                            Quarter      Months
                             1998        1998
                            -------    ---------
PG Design                   $ 409        $ 815
Solder Station-One, Inc.      145          145
Zecal Corp.                     -            -
                            -----        -----
Total                       $ 554        $ 960
                            =====        =====

Under the terms of the lines of credit and the term loans, the Company's subsidiaries are required to maintain a minimum fixed charge ratio and minimum tangible net worth, are prohibited from incurring additional indebtedness and making capital expenditures and are restricted from making certain payments. The borrowings under the lines of credit are collateralized by accounts receivable and inventory, and are cross- collateralized with the term loans. The term loans are secured by machinery and equipment and cross collateralized with the lines of credit. All borrowings are guaranteed by HTI.

Cash flow for the first six months of 1998 decreased by $3,232,000. The Company believes that it will have sufficient funds available for operating expenses, debt amortization and capital expenditures from cash flow expected to be derived from operations and financing presently in place. Management expects that it will be able to procure additional financing if required and that the Company will require additional financing for further acquisitions.

                          Heartland Technology, Inc.
                                 June 30, 1998


The Company believes that it will have modified or replaced portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that the year 2000 issue will not propose significant operational problems for its computer systems.

RESULTS OF OPERATIONS

Net sales of electronics assemblies, computer printer products, circuitized ceramic substrates and printed circuit board services totaled $6,775,000 in the second quarter of 1998. Sales include revenues from Solder Station-One from April 9, 1998, its date of acquisition, and Zecal Corp. from April 30, 1998, its date of acquisition. Sales for the 1997 second quarter for the Company totaled $2,013,000, including sales of PG Design from May 31 through June 30, 1997.

Pro forma sales for the second quarter of 1997, including revenues of the acquired companies, totaled $10,220,000 compared to second quarter 1998 pro forma sales of $7,127,000 representing a decrease of 30%.

For the first six months of 1998 sales totaled $12,017,000 compared to $2,013,000 for the first six months of 1997, which included only the sales of PG Design for the month of June, 1997 following its acquisition.

Pro forma sales for the six months, including sales of the acquired companies, totaled $14,632,000 compared to $20,576,000 for the similar period of 1997 representing a decrease of 29%.

The net after tax losses for the second quarter and first six months of 1998 totaled $458,000 and $696,000 respectively. This compared to net after tax profits in the second quarter and first six months of 1997 of $453,000 and $171,000 respectively.

The decrease in sales and losses incurred in the second quarter and first six months of 1998 as compared to the same periods of 1997, are primarily attributed to the decline in sales to PG Design's principal customer.

Sales, general and administrative expenses for the second quarter of 1998 totaled $1,950,000, compared to $569,000 for the first quarter of 1997. For the first six months of 1998, S G & A expenses totaled $3,583,000 compared to $967,000 in the same period of 1997. Second quarter and first six months sales, general and administrative expenses of 1997 excluded the expenses of the acquired companies except for PG Design for the month of June 1997, following the date of its acquisition.

PG Design has strengthened its organization significantly by the addition of engineering, sales, manufacturing and financial personnel to support a major effort to develop new products and services and new markets for existing product and services. PG Design sales during the fourth quarter may reflect shipments of new products such as the "Kiosk" which is an electronic information center used for point of purchase applications and shipments of existing products and services to new OEM customers. Sales during the third quarter are expected to increase. The Company's focus on new product development and new markets for existing products and services as well as acquisitions may reduce the Company's concentration with respect to customers and the computer industry.

Solder Station-One, Inc.'s results continue to be dependent on an improvement in the overall electronic manufacturing industry. While Zecal Corp.'s results will be dependent on the development of new customers for its patented technology, an intensive marketing program is under way to develop new applications for inquiries which have been received since the date of acquisition.


FORWARD-LOOKING STATEMENTS

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results,

                          Heartland Technology, Inc.
                                 June 30, 1998


performance, achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Electronics Business

Recent Losses. The losses are principally attributable to a decline in orders from the Company's principal customer. As a result of these factors, the Company's profit after taxes for the second quarter of 1998, on a pro forma basis fell by $914,000 as compared to the second quarter of 1997. If the current trends in the industry continue, or if we are unable to adapt our business to meet industry needs, our financial results will be materially affected.

Dependence on Customers. A large percentage (approximately 86%) of our sales currently comes from a small number of large customers. We do not have long term contracts with any of these large customers. We are taking steps to diversify our products and reduce our customer concentration through the addition of new customers and acquisitions. However, sales to a few large customers will continue to account for a significant percentage of our revenues. If we lose a major customer, or if a major customer reduces its purchases of our products and services, it will materially affect our financial results and ongoing business. Also, economic and other conditions may cause any of our customers to cancel, reduce or delay orders. Changes in customer orders may adversely affect our business and financial results.

Acquisition Integration. Our electronics business operations consist of the PG Design, Solder Station-One, Inc. and Zecal Corp. businesses. The Company acquired all of these businesses recently. The businesses we acquired all have different cultures, procedures and organizational structures. We expect future acquisitions to have the same kinds of differences. We may have difficulties managing growth as we integrate new operations, add customers and expand. Failure to manage our growth, or to control expenses related to growth, may materially affect our business and financial results. In addition, if we are unable to integrate the operations of PG Design, Solder Station-One, Inc. and Zecal Corp., or any future businesses we acquire, successfully, such failure may adversely affect our business or financial results.

Leverage; Access to Financing. The Company is highly leveraged. We must maintain certain minimum ratios, and are prohibited from taking certain actions, under existing credit arrangements. Our high level of debt, or the restrictions imposed by our debt, may adversely affect our financial results or our ability to operate our business, including making future acquisitions. In addition, we expect to need additional financing for future acquisitions. We may not be able to find additional financing sufficient to make any or all of the acquisitions we want to make. Even if we do obtain financing, the terms may be less favorable than the terms of our current financing. Our inability to borrow more money, or to borrow on terms as favorable as the terms we currently have, may adversely affect our business and financial results.

Dependence on Key Employees and Management. PG Design hired additional engineering, manufacturing, sales and finance personnel, and are restructuring operations so that we will not rely significantly on any one individual in the future. We also entered into agreements with key individuals to retain their services and minimize negative effects arising from the departure of any of these individuals. However, the loss of key individuals may adversely affect our business or financial results.

Dependence on Computer Industry. The Company provides products and services principally to the computer segment of the electronics manufacturing industry. We focus on the high margin segments in the electronics manufacturing and printed circuit board industries. A decline in demand for our products or services will adversely affect our business or financial results. In addition, we are developing new products and services as well as pursuing acquisitions, to diversify our business beyond the computer segment of the electronics manufacturing industry, to keep up with the pace of change of the computer industry and to grow and diversify our business. Failure to successfully develop new products and services demanded by the industry may adversely affect our business and financial results.

Competition. Our industries are very competitive. Many customers are sensitive to prices and also demand high quality products using the most advanced technologies. If a competitor offers a product or service superior to ours, it will adversely affect our ability to compete in the industry. Our competitors may have superior resources, research and development and

                          Heartland Technology, Inc.
                                 June 30, 1998

other capabilities. Any advantage a competitor has over us may adversely affect our business and financial results. Also, our customers could vertically integrate or otherwise decide to compete with us.

Technological Change. Our customers compete in markets with rapidly changing technology, evolving industry standards and continuously improving products and services. These characteristics create short product life cycles. Our success depends upon our customers' ability to develop and market new products successfully in this changing environment. In addition, our success depends on our ability to provide products and services that our customers need to develop and market new products. If our efforts and strategies to create new products and services and to enter new markets fail to keep up with constantly changing technology, or if our customers fail to develop successful new products and services, it may adversely affect our financial results.

Acquisition Strategy. We are actively seeking acquisitions in the electronics manufacturing industry. We believe that strategic acquisitions will help grow and diversify our business. In analyzing acquisitions, we carefully consider the new markets, customers and competitors involved with our acquisition targets. We also review other factors that we believe are relevant to an investment decision. Although our investment decisions are carefully analyzed, factors affecting the success of acquired businesses may not develop according to our plans and may adversely affect the Company's business or financial results.

Fluctuations in Results. Our operations and financial results can fluctuate significantly due to the level and timing of customer orders. Our results may also vary due to product life cycle changes and acquisition activities. Future performance and profitability are difficult to predict because of these fluctuations. Variations in our results could result in our having insufficient cash to pay our expected operating expenses, debt amortization payments, or capital expenditures.

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing. Our recent losses, coupled with cash outflows used in our recent investing activities, require us to use borrowings available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in our operations and results continue, or if we are unable to adapt our business to meet industry needs, we will continue to rely on our lines of credit for our operating cash needs, in addition to any acquistions we make. If our lines of credit are insufficient to meet operating cash requirements, or if our ability to borrow under the lines of credit becomes restricted in any way, we will be unable to meet day to day cash needs for our business. Our inability to meet day to day cash requirements for the business will materially adversely affect our business or financial results.

Year 2000. We use numerous computer systems in our operations and administration. We believe that the significant portions of our systems do not need to be modified or replaced in order to avoid problems related to computer malfunctions resulting from the year 2000. However, if any of our systems, or our customers' or suppliers' systems encounter problems from the year 2000 because they are not corrected or replaced, or if we need to pay more than we expect to correct or replace any of our systems, it will adversely affect our operations or financial results.

Real Estate Business

Economic, and Other Conditions Generally. Global, national and local conditions and events affect the real estate industry. The industry is also highly cyclical. Developers face many uncontrollable risks. The real estate market, demographics, weather, government interference, unexpected increases in expenses and availability and cost of land, materials and labor may adversely affect the Partnerships' business or financial results. Any negative impact on the Partnerships may materially affect our financial results.

Leverage. The Partnerships are highly leveraged. The Partnerships' total consolidated indebtedness was $7,531,000 at June 30, 1998. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material affect on our financial results.

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Funds currently available to the Partnerships may not be sufficient to fund future needs. Accordingly, the Partnerships expect to borrow additional money to fund their activities. The Partnerships may need additional funding in the form of equity or debt financing. Additional funding may be unavailable on terms favorable to the Partnerships, or at all. If the Partnerships are not successful in funding the implementation of their business strategy and other expenditures, they may delay or abandon development projects. Delay or abandonment of development projects may adversely affect our business or financial results.

Period-to-Period Fluctuations. The Partnerships' real estate projects are long-term in nature. Sales activity varies from period to period. We cannot determine the ultimate success of any development from short term results. Short term results

                          Heartland Technology, Inc.
                                 June 30, 1998

are unpredictable. The timing and amount of revenue varies considerably from period to period. If the Partnerships fail to manage their cash flows effectively, it may adversely affect our financial results.

                                    Part II
                               Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on August 3, 1998.

At the Annual Meeting Ezra K. Zilkha was elected to be a director of the Company to hold office until the 2001 Annual Meeting of Stockholders. Votes cast for Mr. Zilkha were 1,561,832, votes withheld were 7,815 and non-votes were 101,591. Directors whose terms of office continued after the meeting were Alan Andreini, Robert S. Davis, Edwin Jacobson and John R. Torell, III.

An amendment of the Company's Certificate of Incorporation which modifies the existing indemnification obligations of the Company was approved with 1,559,009 votes for, 8,861 votes against, 1,777 abstentions and 101,591 non-votes.

The appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year 1998 was ratified with 1,569,372 votes for, 144 votes against, 131 abstentions and 101,591 non-votes.

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits:

Exhibit No.                                         Description
-----------  ----------------------------------------------------------------------------------------
        2.1  Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among
             Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology,
             and SS Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the
             Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's
             Form 8-K" dated April 1998)). +

        2.2  Acquisition Agreement, dated as of April 29, 1998, by and between Zecal, Inc., as seller, and Zecal Corp., as buyer (incorporated by reference to Exhibit 2.1 to the
             Registrant's Current Report on Form 8-K dated May 13, 1998 (the "Registrant's Form
             8-K" dated May 1998)). +

       10.1  Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS
             Acquisition Corporation, in the principal amount of $1,700,000, and payable to
             Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated April 1998).

       10.2  Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS
             Acquisition Corporation, in the principal amount of $400,000, and payable to Odilon
             Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.2 to the
             Registrant's Form 8-K dated April 1998).

       10.3  Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS
             Acquisition Corporation, in the principal amount of $175,000, and payable to
             Corporate Finance Associates (incorporated by reference to Exhibit 99.3 to the
             Registrant's Form 8-K dated April 1998).

                          Heartland Technology, Inc.
                                 June 30, 1998



       10.4  Continuing Guaranty, dated as of April 10, 1998, by Heartland Technology,
             Inc. in favor of Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated April 1998).

       10.5  Loan and Security Agreement, dated as of April 10, 1998, by and between Solder
             Station-One, Inc., SS Acquisition Corporation, and LaSalle National Bank
             (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated
             April 1998).

       10.6  Guaranty, dated as of April 10, 1998, from Heartland Technology, Inc. to LaSalle
             National Bank (incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K dated April 1998).

       10.7  Promissory Note, dated April 29, 1998, of Zecal Corp., in the principal amount of
             $1,100,000, and payable to Zecal, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1998).

       10.8  Guaranty, dated April 29, 1998, by Heartland Technology, Inc. in favor of Zecal, Inc.
             (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated
             May 1998).

       10.9  Loan and Security Agreement, dated as of April 29, 1998, by and between Zecal
             Corp., any other Credit Party executing the agreement, and General Electric Capital
             Corporation Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form
             8-K dated May 1998).

       10.10 Second Amendment and Consent, dated April 29, 1998, between P.G. Design
             Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital
             Corporation, to the Loan and Security Agreement, dated May 29, 1997 (incorporated by reference to Exhibit 99.4 to the Registrant's form 8-K dated May 1998).

       27    Financial Data Schedule (filed herewith).


------------------
+ Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

       (b)  Reports on Form 8-K:
            Form 8-K filed April 24, 1998 (Items 2 and 7)
            Form 8-K/A filed June 24, 1998 (Item 7, including financial statements of Solder Station-One, Inc.)
            Form 8-K filed May 13, 1998 (Items 2 and 7)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HEARTLAND TECHNOLOGY, INC.
                                             (Registrant)

Date:  August 14, 1998          BY:  /s/ Edwin Jacobson
                                    -------------------------
                                         Edwin Jacobson
                                President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  August 14, 1998          BY:  /s/ Leon F. Fiorentino
                                    -------------------------
                                         Leon F. Fiorentino

                                      Vice-President-Finance, Secretary
                                                and Treasurer
                                (Principal Financial and Accounting Officer)

                           Heartland Technology, Inc.
                               Index to Exhibits


Exhibit No.                                Description
-----------  -------------------------------------------------------------------

   2.1 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998)).

   2.2 Acquisition Agreement, dated as of April 29, 1998, by and between Zecal, Inc., as seller, and Zecal Corp., as buyer (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 13, 1998 (the "Registrant's Form 8-K" dated May
             1998)).

             Financial Data Schedule

   10.1 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $1,700,000, and payable to Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated April 1998).

   10.2 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $400,000, and payable to Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated April 1998).

   10.3 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $175,000, and payable to Corporate Finance Associates (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated April 1998).

   10.4 Continuing Guaranty, dated as of April 10, 1998, by Heartland Technology, Inc. in favor of Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated April 1998).

   10.5 Loan and Security Agreement, dated as of April 10, 1998, by and between Solder Station-One, Inc., SS Acquisition Corporation, and LaSalle National Bank (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated April 1998).

   10.6 Guaranty, dated as of April 10, 1998, from Heartland Technology, Inc. to LaSalle National Bank (incorporated by reference to Exhibit
             99.6 to the Registrant's Form 8-K dated April 1998).

   10.7 Promissory Note, dated April 29, 1998, of Zecal Corp., in the principal amount of $1,100,000, and payable to Zecal, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1998).

   10.8 Guaranty, dated April 29, 1998, by Heartland Technology, Inc. in favor of Zecal, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1998).

   10.9 Loan and Security Agreement, dated as of April 29, 1998, by and between Zecal Corp., any other Credit Party executing the agreement, and General Electric Capital Corporation Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated May 1998).

   10.10 Second Amendment and Consent, dated April 29, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 (incorporated by reference to Exhibit
             99.4 to the Registrant's form 8-K dated May 1998).

   27        Financial Data Schedule (filed herewith).

------------------------------------------------
+ Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.