Form 10-Q
period 1998-09-30
HEARTLAND TECHNOLOGY INC
filed 1998-11-17
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended            September 30, 1998
                                    ------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   -----------------   -----------------

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

As of November 16, 1998, there were 1,671,238 shares of the registrant's common stock outstanding.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           Heartland Technology, Inc.
                     Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                  (Amounts in thousands, except share amounts)
                                  (Unaudited)


ASSETS                                                        September 30  December 31
                                                                  1998         1997
                                                             -------------------------
Current assets:
     Cash and cash equivalents...............................    $   282      $ 3,232
     Accounts receivable, net................................      4,180        2,311
     Due from affiliate......................................        356          450
     Inventories, net........................................      2,754        1,660
     Prepaid expenses........................................        276          139
                                                                 -------      -------
          Total current assets...............................      7,848        7,792
                                                                 -------      -------
Property and equipment:
     Machinery and equipment.................................     14,436        5,262
     Furniture and equipment.................................        524           29
     Leasehold improvements..................................      1,192          320
                                                                 -------      -------
                                                                  16,152        5,611
     Less accumulated depreciation...........................      7,102          623
                                                                 -------      -------
                                                                   9,050        4,988
                                                                 -------      -------
Other assets:
     Deferred compensation expense...........................         --        2,562
     Deferred tax asset, net.................................      1,269          262
     Goodwill, net...........................................     11,452        6,058
     Debt issuance cost, net.................................        129          135
     Other...................................................      1,475          230
     Investment in partnerships..............................      8,059        8,152
                                                                 -------      -------
          Total assets.......................................    $39,282      $30,179
                                                                 =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade.................................    $ 1,942      $ 1,249
     Accrued expenses and other liabilities..................      3,019        1,189
     Line of credit..........................................      3,059          147
     Current portion of long-term debt.......................      2,604        1,591
     Allowance for claims and liabilities....................      1,279        1,279
                                                                 -------      -------
          Total current liabilities..........................     11,903        5,455
                                                                 -------      -------
Long-term debt, less current portion.........................      2,382        2,165
Notes payable................................................      5,800        3,000
Stockholders' equity:
Common stock $.30 par value per share, authorized 10,000,000
shares, 1,671,238 shares issued and outstanding..............        501          501
     Additional paid-in capital..............................     10,773       10,773
     Retained earnings.......................................      7,923        8,285
                                                                 -------      -------
          Total stockholders' equity.........................     19,197       19,559
                                                                 -------      -------
          Total liabilities and stockholders' equity.........    $39,282      $30,179
                                                                 =======      =======

                Condensed Consolidated Statements of Operations
  For the Quarters and Nine Months Ended September 30, 1998 and September  30,
                                      1997
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                Quarters Ended        Nine Months Ended
                                            ---------------------  ------------------------
                                            Sept. 30,  Sept. 30,   Sept.  30,    Sept. 30,
                                              1998        1997        1998         1997
                                            ---------  ----------  -----------  -----------
Net sales................................      $9,756     $7,837      $21,773      $9,850
Cost of sales............................       5,667      4,674       14,543       5,913
                                               ------     ------      -------      ------
Gross margin.............................       4,089      3,163        7,230       3,937

Other income (loss):
   Management fee from affiliate.........         107        107          319         319
   Miscellaneous, net....................          --        (16)        (462)        272
                                               ------     ------      -------      ------
Total other income (loss)................         107         91         (143)        591
Other expenses:
   Selling, general and administrative...       3,376        930        6,959       1,897
   Interest expense......................         262        259          541         323
   Special compensation..................          --         --          188          --
                                               ------     ------      -------      ------
       Total other expenses..............       3,638      1,189        7,688       2,220
                                               ------     ------      -------      ------
Income (loss) before taxes...............         558      2,065         (601)      2,308
Income tax expense (benefit).............         223        863         (240)        935
                                               ------     ------      -------      ------
   Net income (loss).....................      $  335     $1,202      $  (361)     $1,373
                                               ------     ======      =======      ======
Net earnings per share-basic and diluted.      $  .20     $  .72      $  (.22)     $  .82
                                               ======     ======      =======      ======
Weighted average number of common shares
 outstanding.............................       1,671      1,671        1,671       1,671
                                               ======     ======      =======      ======

See Notes to Condensed Consolidated Financial Statements            Page 3 of 31

                          Heartland Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
      For the Nine Months ended September 30, 1998 and September 30, 1997
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                     Sept. 30    Sept.  30
                                                                                       1998        1997
                                                                                     ----------------------
Operating activities:
Net (loss) income..................................................................   $  (361)   $  1,373
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................................     1,464         391
     Equity loss in investment in partnerships.....................................        93          --
     Unrealized loss on investments
     Deferred income taxes.........................................................       (59)        (10)
     Special compensation..........................................................       188          --
     Allowance for inventory obsolesence...........................................                   460
     Changes in operating assets and liabilities:
          Increase/(decrease) in accounts receivable...............................      (374)       (798)
          Increase/(decrease) in due from affiliate................................       (73)        (14)
          Increase/(decrease) in inventories, net..................................      (903)       (423)
          Increase/(decrease) in prepaid expenses and other assets.................        24         (78)
          Increase/(decrease) in accounts payable and accrued expenses.............       637         357
          Increase/(decrease) in accounts payable affiliate........................       360           -
          Increase/(decrease) in interest payable..................................       118
          Increase/(decrease) in income tax payable................................      (338)        254
                                                                                      -------    --------
     Net cash provided by operating activities.....................................       776       1,512
                                                                                      -------    --------
Investing activities:
Purchases of property and equipment................................................    (1,407)       (680)
Acquisition of subsidiary..........................................................    (7,559)    (12,385)
Net proceeds from sale of security.................................................         -       9,512
All other investing activities.....................................................        51
                                                                                      -------    --------
  Net cash used in investing activities............................................    (8,915)     (3,553)
                                                                                      -------    --------
Financing activities:
Line of credit, net................................................................     2,225      (1,851)
Principal payments on long-term debt...............................................    (1,432)     (1,870)
Issuance of debt...................................................................     4,396       7,675
                                                                                      -------    --------
     Net cash provided by financing activities.....................................     5,189       3,954
                                                                                      -------    --------
Increase/(decrease) in cash and cash equivalents...................................    (2,950)      1,913

Cash and cash equivalents at December 31, 1997 and 1996............................     3,232       1,192
                                                                                      -------    --------
Cash and cash equivalents at September 30, 1998 and 1997...........................   $   282    $  3,105
                                                                                      =======    ========

See Notes to Condensed Consolidated Financial Statements            Page 4 of 31

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the period presented. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1997 as presented in the Company's Annual Report on Form 10-K.

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

HTI's investment in Heartland and CMC Heartland (the "Partnerships") is accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $1,430,000 at September 30, 1998 is being amortized as CMC Heartland's assets are sold. For the quarter and nine months ended September 30, 1998, the equity adjustment was immaterial.

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


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

The purchase price included the issuance of notes totaling $3,000,000 issued to the seller, PG Design Electronics, Inc. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002 and bear interest at 8% per year; however, no amounts were due in the event that the president at the time of purchase of PG Design Electronics, Inc. voluntarily left the employment of PG Design prior to the scheduled maturity of the notes. Because of the contingency in the notes linking the payment of the notes and the continued employment of Peter G. VanHeusden, $3,000,000 was recorded as deferred compensation of which $1,500,000 was being amortized over 40 months and $1,500,000 was being amortized over 60 months, on a straight line basis. The amortization of deferred compensation amounted to $188,000 for the quarter ended March 31, 1998 and is reported as special compensation on the consolidated statement of income.

The contingency related to the continued employment of Peter G. VanHeusden was removed from the notes on March 30, 1998. The $2,374,000 amount of unamortized deferred compensation was added to goodwill and is being amortized on a straight line basis over 39 years and 1 month, the remaining period over which the goodwill resulting from the purchase of PG Design Electronic, Inc. assets is being amortized.

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

On April 29, 1998 Zecal Corp., a newly formed subsidiary of P.G. Design Electronics, Inc. acquired certain assets and liabilities from a company which owns patented technology for plating copper circuits on a ceramic substrate. The purchase price consisted of $500,000 cash plus assumed liabilities and a $1,100,000 four year note. The note has a one year moratorium on principal and interest. The note bears interest at 8% starting in the second year. Accrued interest and level principle amortizations are payable quarterly over the last three years of the note.


3. Inventories

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


The components of inventory consist of the following at September 30, 1998 (amounts in thousands):

                  Raw materials                        $4,258
                  Work-in-progress                        134
                  Finished goods                          288
                                                       ------
                  Less: Allowance for obsolescence      1,926
                                                       ------
                  Total                                $2,754
                                                       ======


4. Net Loss per Share

Net profit (loss) per share for the third quarter and first nine months of 1998 amounted to $.20 and $(.22) per share, respectively, based on 1,671,238 shares outstanding.

5. Information on Unconsolidated Investee

The following is the summarized income statement information of Heartland Partners, L.P. for the quarter and nine months ended September 30, 1998 in which the Company has a general partnership interest and Class B limited partnership interest: (In thousands)

                                                               First
                                                     Third      Nine
                                                    Quarter    Months
                                                      1998      1998
                                                    --------  --------
           Sales, Property Rental & Other Income    $ 1,170   $ 3,954
           Gross profit                                 402     1,083
           Net loss                                  (2,807)   (6,229)

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


6. Debt

P.G. Design Electronics, Inc.

The debt that the Company incurred in connection with the acquisition of P.G. Design Electronics, Inc. is described in the Company's 1997 Form 10-K, Annual Report.

Solder Station-One, Inc.

The Company incurred the following debt in connection with the acquisition of Solder Station-One, Inc.

The Company has a line of credit with LaSalle National Bank. ("LSNB") under which it may borrow up to $1,500,000. Interest is based on a base rate plus 2% (7.83% at September 30, 1998). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at September 30, 1998 were $697,000. The line of credit matures on April 10, 2001.

The Company has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (9.0% at September 30, 1998). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (8.5% at September 30, 1998). LSNB has granted the Company a temporary waiver from paying principal and interest on the $1,200,000 loan for the period of August 31, 1998 through November 30, 1998. The amounts deferred plus additional interest are due no later than April 10, 2001. The outstanding balances on these loans at September 30, 1998 were $1,067,000 and $825,000, respectively.

The Company has a $1,700,000 note payable to the sellers of Solder Station-One, Inc. stock. The note bears 8% interest and is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment is due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. Beginning August 31, 1998 interest payments on this note have been deferred until the Company's debt Service Ratio is greater than or equal to 1.35:1.0.

The Company has a contingent $400,000 note payable to the sellers of Solder Station-One, Inc. stock. The note is payable April 10, 1999 if Solder Station-One, Inc.'s calendar year 1998 operating income is greater than $1,508,999. The note is payable on April 10, 2001, if it is not paid on April 10, 1999, and Solder Station-One, Inc.'s operating income for the calendar years 1998, 1999 and 2000 is greater than $6,027,999. If neither of these condition are met, the loan will not be paid.

The Company has a $175,000 original principal amount non-interest bearing note in connection with the Solder Station-One, Inc. transaction. The note is paid out of the collections of certain accounts receivable. The outstanding balance on this note at September 30, 1998 was $6,971.

                          HEARTLAND TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


Zecal Corp.

The Company incurred the following debt in connection with the acquisition of Zecal Corp.

The Company has a line of credit with General Electric Capital Corporation ("GECC").On September 28, 1998, the line was reduced from $4,000,000 to $1,192,000, with a limitation placed on additional borrowings of a maximum of $200,000 per month. Borrowings at September 30, 1998 amounted to $692,000. Interest is based on a floating index rate plus 3.25% (8.77% at September 30, 1998). Borrowings are collateralized by accounts receivable and equipment. The line of credit matures on April 29, 2001.

The Company has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,100,000. The note bears no interest until April 29, 1999 when interest begins to accrue at a rate of 8% per year. The principal is paid in level quarterly payments beginning on July 30, 1999 until the final payment on April 29, 2002. Interest is also paid quarterly. At September 30, 1998, $1,100,000 was outstanding.

Consolidated

A summary of HTI's total debt at September 30, 1998 follows.(In thousands)

                                     Short    Long
                                     Term     Term     Total
                                    -------  -------  --------
                 Short term note
                   payable           $    7   $        $     7
                 Lines of credit      3,059              3,059
                 Term loans           2,597    2,382     4,979
                 Notes payable                 5,800     5,800
                                     ------   ------   -------
                 Totals              $5,663   $8,182   $13,845
                                     ======   ======   =======

The Company's indebtedness includes $8,038,000 of senior debt ($4,904,000 payable to GECC, $2,574,000 payable to LSNB and $560,000 to other institutions) and $5,807,000 of subordinated debt ($3,000,000 payable to the seller of PG Design, $1,700,000 payable to the seller of Solder, $1,100,000 payable to the seller of Zecal and an additional $7,000 connected with the Solder transaction).

                          Heartland Technology, Inc.
                              September 30, 1998


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

Heartland's loss from the real estate segment for the third quarter of 1998 amounted to $42,000 compared to $0 for the third quarter of 1997. Loss from investment in the Partnerships in the first nine months of 1998 amounted to $93,000 compared to a loss of $38,000 for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, $3,059,000 was borrowed under the Company's lines of credit with its lenders based on eligible collateral on September 30, 1998. Additional borrowings of approximately $2,333,000 were available under the lines of credit at September 30, 1998.

Borrowings under the lines of credit increased by $395,000. The borrowings along with earnings were primarily used to reduce accounts payable and other debt.

During the third quarter of 1998 the Company invested $409,000 in capital expenditures. Most of the expenditures were for equipment purposes, computer software and hardware and leasehold improvements.

Principal payments on its term loans during the third quarter and first nine months of 1998 are shown below: (amounts in thousands)

                                             Third    First Nine
                                            Quarter     Months
                                             1998        1998
                                            -------   ----------
               PG Design                      $ 409      $1,224
               Solder Station-One, Inc.          63         208
               Zecal Corp.                       --          --
                                              -----      ------
               Total                          $ 472      $1,432
                                              =====      ======

Under the terms of the lines of credit and the term loans, the Company's subsidiaries are required to maintain a minimum fixed charge ratio and minimum tangible net worth, are prohibited from incurring

                          Heartland Technology, Inc.
                              September 30, 1998


additional indebtedness and making capital expenditures and are restricted from making certain payments. The borrowings under the lines of credit are collateralized by accounts receivable and inventory, and are cross-collateralized with the term loans. The term loans are secured by machinery and equipment and cross collateralized with the lines of credit. All borrowings are guaranteed by HTI.

Cash flow for the first nine months of 1998 decreased by $2,950,000. The Company believes that it will have sufficient funds available for operating expenses, debt amortization and capital expenditures from cash flow expected to be derived from operations and financing presently in place. Management expects that it will be able to procure additional financing if required and that the Company will require additional financing for further acquisitions.

RESULTS OF OPERATIONS

Net sales of electronics assemblies, computer printer products, circuitized ceramic substrates and printed circuit board services totaled $9,756,000 in the third quarter of 1998. Sales include revenues from Solder Station-One from April 9, 1998, its date of acquisition, and Zecal Corp. from April 30, 1998, its date of acquisition. Sales for the 1997 third quarter for the Company totaled $7,837,000.

For the first nine months of 1998 sales totaled $21,773,000 compared to $9,850,000 for the first nine months of 1997, which included only the sales of PG Design.

The net profit (loss) for the third quarter and first nine months of 1998 totaled $335,000 and ($361,000) respectively. This compared to net after tax profits in the third quarter and first nine months of 1997 of $1,202,000 and $1,373,000 respectively.

The decrease in profitability in the third quarter and first nine months of 1998 as compared to the same periods of 1997, are primarily attributed to the decline in sales to PG Design's principal customer, to the losses sustained by Zecal, and to losses sustained by Solder Station-One due to a general decline in the electronic manufacturing industry, as well the planned increases in sales, general and adminstrative (SG&A) expenses at PG Design.

SG&A expenses for the third quarter of 1998 totaled $3,376,000, compared to $930,000 for the third quarter of 1997. SG&A expenses of the newly acquired companies, Solder Station and Zecal, totaled $1,574,000 for the quarter. SG&A expenses for the first nine months of 1998, totaled $6,959,000 compared to $1,897,000 in the same period of 1997. Third quarter and first nine months SG&A expenses for 1997 excluded the expenses of the acquired companies except for PG Design.

SG&A expenses at PG Design have increased as the company has strengthened its organization significantly by the addition of engineering, sales, manufacturing and financial personnel to support a major effort to develop new products and services and new markets for existing product and services. PG Design sales during the fourth quarter may reflect shipments of new products such as the "Portal(R)" kiosk which is an electronic information center used for point of purchase applications and shipments of existing products and services to new customers. The Company's focus on new product development

                          Heartland Technology, Inc.
                              September 30, 1998


and new markets for existing products and services as well as acquisitions may reduce the Company's concentration with respect to customers and the computer industry.

Solder Station-One, Inc.'s results continue to be dependent on an improvement in the overall electronic manufacturing industry. While Zecal Corp.'s results will be dependent on the development of new customers for its patented technology, an intensive marketing program is under way to develop new applications for inquiries which have been received since the date of acquisition. The Company is evaluating options to sustain Zecal's operations without unduly affecting the Company's financial performance.

Account Receivable and Inventory levels increased by $1,869,000 and $1,094,000 respectively from December 31, 1997 levels. $1,077,360 of the Receivable increase and $108,000 of the increase in Inventory was attributable to the acquisition of Solder Station and Zecal. The increase in Accounts Receivable at P G Design was attributable to increased sales in September compared to December 1997. Inventory levels at P G Design have increased to support the expected increased sales levels in the fourth quarter of 1998 compared to the first quarter of 1998.

FORWARD-LOOKING STATEMENTS

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance, achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Electronics Business

The year to date losses are principally attributable to a decline in orders from the Company's principal customer, as well as the planned increase in SG&A
expenses at PG Design.   As a result of these factors, the Company's profit
after taxes for the first nine months of 1998, fell by $1,734,000 as compared to the same period of 1997. If the current trends in the industry continue, or if we are unable to adapt our business to meet industry needs, our financial results will be materially affected.

Dependence on Customers. A large percentage (approximately 90%) of our sales currently comes from a small number of large customers. We do not have long term contracts with any of these large customers. We are taking steps to diversify our products and reduce our customer concentration through the addition of new customers and acquisitions. However, sales to a few large customers will continue to account for a significant percentage of our revenues. If we lose a major customer, or if a

                          Heartland Technology, Inc.
                              September 30, 1998


major customer reduces its purchases of our products and services, it will materially affect our financial results and ongoing business. Also, economic and other conditions may cause any of our customers to cancel, reduce or delay orders. Changes in customer orders may adversely affect our business and financial results.

Acquisition Integration. Our electronics business operations consist of the PG Design, Solder Station-One, Inc. and Zecal Corp. businesses. The Company acquired all of these businesses within the past three years. The businesses we acquired all have different cultures, procedures and organizational structures. We expect future acquisitions to have the same kinds of differences. We may have difficulties managing growth as we integrate new operations, add customers and expand. Failure to manage our growth, or to control expenses related to growth, may materially affect our business and financial results. In addition, if we are unable to integrate the operations of PG Design, Solder Station-One, Inc. and Zecal Corp., or any future businesses we acquire, successfully, such failure may adversely affect our business or financial results.

Leverage; Access to Financing. The Company is highly leveraged. We must maintain certain minimum ratios, and are prohibited from taking certain actions, under existing credit arrangements. In the second and third quarters of 1998 we were unable to meet minimum ratios and other covenants required under existing credit agreements. As a result, we have sought and received waivers from our creditors for such covenants. Our high level of debt, or the restrictions imposed by our debt, may adversely affect our financial results or our ability to operate our business, including making future acquisitions. In addition, we expect to need additional financing for future acquisitions. We may not be able to find additional financing sufficient to make any or all of the acquisitions we want to make. Even if we do obtain financing, the terms may be less favorable than the terms of our current financing. Our inability to borrow more money, or to borrow on terms as favorable as the terms we currently have, may adversely affect our business and financial results. In addition, if we continue to experience the currently existing market trends or negative operating results, we may fail to comply with financial covenants under our credit agreements. We may not be able to obtain waivers from our lenders for future non-compliance with our credit agreements, and we may lose our existing financing as a result. Any loss or reductions of our existing financing would adversely affect our business and financial results.

Dependence on Key Employees and Management. PG Design has hired additional engineering, manufacturing, sales and finance personnel, and has restructured operations so that it does not rely significantly on any one individual. However, the loss of key employees may adversely affect the short term business or financial results.

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

                          Heartland Technology, Inc.
                              September 30, 1998


industry and to grow and diversify our business. Failure to successfully develop new products and services demanded by the industry may adversely affect our business and financial results.

Proprietary Rights. PG Design has been informed by one of its major customers that the customer has a patent relating to demonstration devices for computer printers ("Printer PODs") and that the customer believes that some or all of the Printer PODs manufactured by PG Design infringe the patent. PG Design is reviewing the patent and the design of its Printer PODs and believes there is uncertainty as to the extent and validity of the customer's claim of infringement. Additionally, PG Design is exploring possible resolutions of this issue, including obtaining a license to use the technology covered by the customer's patent and/or redesigning the Printer POD to avoid the alleged infringement. There can be no assurance that PG Design will be successful in resolving this issue on a basis that is satisfactory both to PG Design and the customer. The loss of the customer, the loss of the right to continue manufacturing and marketing the Printer PODs and/or the award of damages for infringement could have a material adverse effect on PG Design's results of operations. In addition, the payment of any fees or royalties pursuant to any license arrangement ultimately entered into with the customer could decrease the profit margin realized by PG Design in respect of its Printer POD sales. Similarly, such profit margin could be negatively impacted by the costs incurred by PG Design in its attempts to redesign the Printer POD to avoid the alleged infringement. See "Forward-Looking Statements--Dependence on Customers."

The Company believes that it is entitled to indemnification from the sellers of PG Design for any losses the Company ultimately incurs as a result of the
asserted claim of infringement.   While the Company intends to aggressively
pursue such indemnification, if necessary, there can be no assurance that the Company will be successful in obtaining full or partial indemnification for all or any of such losses.

Competition. Our industries are very competitive. Many customers are sensitive to prices and also demand high quality products using the most advanced technologies. If a competitor offers a product or service superior to ours, it will adversely affect our ability to compete in the industry. Our competitors may have superior resources, research and development and other capabilities. Any advantage a competitor has over us may adversely affect our business and financial results. Also, our customers could vertically integrate or otherwise decide to compete with us.

Technological Change. Our customers compete in markets with rapidly changing technology, evolving industry standards and continuously improving products and services. These characteristics create short product life cycles. Our success depends upon our customers' ability to develop and market new products successfully in this changing environment. In addition, our success depends on our ability to provide products and services that our customers need to develop and market new products. If our efforts and strategies to create new products and services and to enter new markets fail to keep up with constantly changing technology, or if our customers fail to develop successful new products and services, it may adversely affect our financial efforts.

Acquisition Strategy. We are actively seeking acquisitions in the electronics manufacturing industry. We believe that strategic acquisitions will help grow and diversify our business. In analyzing acquisitions, we carefully consider the new markets, customers and competitors involved with our

                          Heartland Technology, Inc.
                              September 30, 1998


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

We are evaluating various options to achieve profitability at Zecal. We believe that Zecal has promise as a business, and that potential justifies supporting it, providing Zecal shows improvement.

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing. The cash outflows used in our recent investing activities, require us to use borrowings available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in our operations and results continue, or if we are unable to adapt our business to meet industry needs, we will continue to rely on our lines of credit for our operating cash needs, in addition to any acquisitions we make. If our lines of credit are insufficient to meet operating cash requirements, of if our ability to borrow under the lines of credit becomes restricted in any way, we will be unable to meet day to day cash needs for our business. Our inability to meet day to day cash requirements for the business will adversely affect our business or financial results.

Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, we have determined that we will be required to modify or replace significant portions of our software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. We believe that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could materially affect our operations.

Our plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, we have fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating

                          Heartland Technology, Inc.
                              September 30, 1998


equipment) also are at risk of being affected by Year 2000 problems. Affected systems include automated assembly lines and related technologies used in various aspects of the manufacturing process. However, based on a review of its product line, we have determined that most of the products we have sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and continue to monitor their compliance.

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than December 31, 1998. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. Completion of the testing phase for all significant systems is expected by December 31, 1998, with all remediated systems fully tested and implemented by March 31, 1999, with 100% completion targeted for June 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 10% complete in the remediation phase of our operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be completed by June 30, 1999.

We have begun to query our significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially affect our business or financial results. The effect of non-compliance by external agents is not determinable.

We will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $125,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $50,000 ($20,000 expensed and $30,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $10,000 is attributable to the purchase of new software and operating equipment, which will be capitalized.
The remaining $65,000 relates to repair of hardware and software and will be expensed as incurred.

                          Heartland Technology, Inc.
                              September 30, 1998


We believe that we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. If we do not complete any additional phases, and if system malfunctions occur, the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost reserve cannot be reasonably estimated at this time.

We currently have no contingency plans in place if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in December 1998 and determine whether such a plan is necessary. If we are unable to successfully implement any of the four phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially adversely affected.


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

Leverage. The Partnerships are highly leveraged. The Partnerships' line of credit borrowings at September 30, 1998 were $10,134,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material affect on our financial results.

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

Period-to-Period Fluctuations. The Partnerships' real estate projects are long-term in nature. Sales activity varies from period to period. We cannot determine the ultimate success of any development from short term results.
Short term results are unpredictable. The timing and amount of revenue varies considerably from period to period. If the Partnerships fail to manage their cash flows effectively, it may adversely affect our financial results.

                                    Part II
                               Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

Matters submitted to a vote of security holders during the quarter ended September 30, 1998, were previously disclosed in the Company's form 10Q for the quarter ended June 30,1998.


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits:

 Exhibit No.                                       Description
-------------  ------------------------------------------------------------------------------------
    10.1       Third Amendment dated July 13, 1998, between P.G. Design Electronics, Inc.
               (formerly known as P G Newco Corp) and General Electric Capital Corporation, to
               the Loan Security Agreement, dated May 29, 1997 (filed herewith)

    10.2       Waiver of Payment under Term Credit Commitment, dated September 1, 1998, by and among LaSalle National Bank, Solder Station-One and SS Acquisition
               Corporation, to the Loan and Security Agreement dated April 10, 1998 (filed herewith)

    10.3       Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc.
               (formerly known as P G Newco Corp) and General Electric Capital Corporation to
               the Loan and Security Agreement dated May 29, 1997 (filed herewith)

    10.4       First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and
               General Electric Capital Corporation to the Loan and Security Agreement dated April
               29, 1998 (filed herewith)

    27         Financial Data Schedule (filed herewith).

--------------
     (b)  Reports on Form 8-K:
          No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HEARTLAND TECHNOLOGY, INC.
                                                     (Registrant)

Date:  November 13, 1998                      BY:  /s/ Edwin Jacobson
                                                  -------------------------
                                                       Edwin Jacobson
                                                     President and Chief
                                                      Executive Officer
                                                    (Principal Executive
                                                           Officer)



Date:  November 13, 1998                      BY:  /s/ Leon F. Fiorentino
                                                  --------------------------
                                                     Leon F. Fiorentino
                                                   Vice-President-Finance,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)

                           Heartland Technology, Inc.
                               Index to Exhibits

 Exhibit No.                                             Description
-------------  -----------------------------------------------------------------------------------------------

    10.1       Third Amendment dated July 13, 1998, between P.G. Design Electronics, Inc. (formerly known as
               P G Newco Corp) and  General Electric Capital Corporation, to the Loan and Security Agreement,
               dated May 29, 1997 (filed herewith)

    10.2       Waiver of Payment under Term Credit Commitment, dated September 1, 1998, by and among
               LaSalle National Bank, Solder Station-One and SS Acquisition Corporation, to the Loan and
               Security Agreement dated April 10, 1998 (filed herewith)

    10.3       Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation to the Loan and Security
               Agreement dated May 29, 1997 (filed herewith)

    10.4       First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric
               Capital Corporation to the Loan and Security Agreement dated April 29, 1998 (filed herewith)

    27         Financial Data Schedule (filed herewith).
