Form 10-K405
period 1998-12-31
HEARTLAND TECHNOLOGY INC
filed 1999-04-01
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                      or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-11956

                          HEARTLAND TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                  36-1487580
(State or other jurisdiction of            (I.R.S.Employer Identification No.)
  incorporation or organization)

547 West Jackson Boulevard, Chicago, Illinois          60661
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of March 25, 1999, was approximately $6,265,000 million. On that date there were 1,671,238 shares outstanding. For purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of the Registrant.

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

Exhibit index appears on Page 46.

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section, and elsewhere in this Form 10-K, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and analysis of Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

                                    PART I

Item 1. Business

Heartland Technology, Inc. (the "Company" or "HTI") has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, P.G. Design Electronics, Inc. ("PG"), Zecal Corp. ("Zecal") and Solder Station-One ("Solder"). The Company also holds general partner interests in partnerships which are engaged in real estate sales, leasing and development.

History
-------

The Company was formerly known as Milwaukee Land Company ("MLC"). MLC was organized as a corporation under the laws of the State of Iowa on September 14, 1881. It was a subsidiary or affiliate of the Chicago, Milwaukee, St. Paul and Pacific Railroad Company (the "Railroad") and its predecessors. It was formed for the purpose, among other things, of acquiring and managing land used in the Railroad's operations.

In 1971, Chicago Milwaukee Corporation ("CMC") was formed as a holding company for the Railroad. In 1977, the Railroad filed for protection under federal bankruptcy laws. In 1985, the Railroad's Plan of Reorganization was confirmed by the federal court and the Railroad was renamed CMC Real Estate Corporation ("CMCRE"). In March 1988, CMC, CMCRE and MLC registered with the Securities and Exchange Commission (the "Commission") as closed-end, non-diversified management investment companies under Section 8(a) of the Investment Company Act of 1940 (the "1940 Act"). CMCRE was liquidated into CMC on November 30, 1989, and MLC became a wholly-owned subsidiary of CMC. In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships - Heartland Partners, L.P., a publicly-traded limited partnership of which HTI is the general partner and holds limited partner interests ("Heartland"), and CMC Heartland Partners, a general partnership in which HTI and Heartland are the general partners and HTI is the managing general partner ("CMC Heartland"). In June 1993, MLC was reincorporated in the State of Delaware pursuant to a merger transaction with a wholly-owned subsidiary. On June 30, 1993, CMC distributed MLC's common stock to CMC's stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

In May 1997, MLC and PG Newco Corp. ("PG Newco"), a wholly-owned subsidiary of MLC, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. ("PG Design"), a company engaged in the business of contract design and manufacture of electronic assemblies for computer and computer printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to P.G. Design Electronics, Inc. ("PG").

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI"). Effective December 31, 1997, the Commission approved the deregistration of HTI as an investment company.

On April 10, 1998, the Company acquired the stock of Solder, a provider of speciality services to the printed circuit board industry.

On April 29, 1998, PG purchased the assets of Zecal which owns patented "Z-Strate"(R) technology for plating copper circuits on a ceramic substrate.

Electronics Business
--------------------

The Company is engaged in the electronic contract manufacturing business through its subsidiaries. On a contract basis, the Company designs, manufactures and tests electronic assemblies, designs and tests Z-Strate(R) circuit boards, and provides services to the printed circuit board industry. While the customer base is diverse, the primary customers are OEMs in the computer and computer printer industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

The Company uses surface mount technology ("SMT") in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces printed circuit boards on ceramic substrate using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry. The Company's primary customer purchases memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures for computer printer OEMs a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs"). The Company has developed a product called the "Portal(R)". Portal(R) is an interactive electronic information center used for point of purchase applications; The Company has produced refinements to the Z-Strate(R) process to improve the application for the circuit boards in the wireless telecommunications market. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. The majority of the Company's customers are located in the United States; however, their products are shipped internationally. In 1998, NEC accounted for approximately 52% and Hewlett Packard accounted for approximately 19% of the Company's business. The Company believes that it has strong relationships with its major customers which have been established over the years. However, the Company could lose one or all of these customers and the loss of one or all of them could have a material adverse effect on the Company's results. The Company does not have any long-term contractual relationships with any of its customers.

PG and Zecal's marketing operations are supervised by their Vice Presidents of Marketing. Marketing and sales are also performed by senior management and technical personnel of the Company. The Company uses outside sales representatives.

Strategy. The Company's strategy is to focus on high margin segments of the electronics manufacturing business. The Company does accept lower margin business in certain instances to develop or maintain relationships with companies and to use its capacity. While the Company seeks to increase sales to existing customers, it also plans to diversify products as well as the customers and industries to which it sells. The Company is looking for opportunities for growth by acquisition or joint venture as well as by expanding its existing business. The Company aims to grow its business within its niche of technically advanced design and manufacturing, which it believes is appropriate for its strengths and long-term objectives. The Company has added manufacturing capacity, is adding testing equipment and is working on the design and prototyping of new products. To realize this strategy, the Company may require the allocation of substantial resources, some or all of which may be unavailable to the Company.

The Company invested approximately $5,701,000 for equipment in 1998. This amount includes the $2,027,000 for fixed assets acquired in the Solder purchase on April 10, 1998 and the $2,277,000 in fixed assets acquired in the Zecal purchase on April 29, 1998.

Competition. There is significant competition in the electronics contract manufacturing market. The Company believes that competition in the market segments it serves is based on product and service quality, reliability and timely delivery to customers. The Company's competitive advantage has been maintained by its capacity to handle limited runs of a product on short notice, and its ability to perform analysis and provide design advice while working closely with the customer using the latest technologies. The electronics contract manufacturing industry is comprised of a large number of companies. The Company faces intense competition from established competitors and from similar niche players who focus on low volume/high margin production. Certain competitors have greater financial resources and manufacturing capacity than the Company. The Company may also face competition from current and potential customers, including OEMs themselves, who may decide to manufacture product internally. However, the Company believes that rather than viewing electronic subcontractors as a competitive threat, OEMs have become increasingly reliant on, and want to align themselves with subcontractors. During periods of recession in the electronics industry, the Company's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to OEMs, who may become more price sensitive. Although the Company generally does not pursue high-volume, price-sensitive business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures.

Environmental Issues. Proper waste disposal is a consideration for the Company because metals and chemicals are used in the manufacturing process. Water used in the manufacturing process must be treated to remove metal particles and chemical contaminants before it can be discharged into the municipal sanitary sewer system. A manufacturing facility must operate under an effluent discharge permit issued by the appropriate government authority and renewed periodically. The Company is also subject to environmental laws relating to storage, use and disposal of chemicals, solid waste and other hazardous materials.

The Company believes that it is currently in compliance with all applicable environmental protection requirements in all material respects. The Company does not anticipate any significant expenditures in maintaining its compliance. However, there is no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The implications of such potential failure include litigation, fines and other penalties such as the revocation of the necessary permits. New or more stringent environmental laws may be passed in the future which could cause the Company to have to expend money for compliance and could increase its operating costs.

Proprietary Rights. The Company has patents for its Z-Strate(R) technology; but does not have patents for its other products. The Company also has some non patented trade secrets and contractual rights to certain designs or processes. The Company has a number of trademarks, which include: Xceed; Xceed Technology; Xceed Technology and Design; Color Fusion, Resolutionary, Z-Strate and Portal. Other than the Z-Strate technology, patents and trademarks are of relatively marginal importance to the Company, since original equipment customers typically contract for the manufacture of products designed to their specifications.

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. The Company has a total of approximately 225 employees at the three subsidiary companies.

Raw Materials. The raw materials required for electronics contract manufacturing, including printed circuit boards, ceramic substrate, chemicals, memory chips, electronic components such as resistors, diodes and capacitors, and solder are generally readily available from outside suppliers, with lead times ranging from a couple of days to fourteen weeks for some components. Memory chips for the memory modules are typically provided by the contract purchaser. The Company has at times experienced delays in its supply of memory chips. The Company uses liquid crystal displays ("LCD") in the Portal. LCD manufacturers are currently allocating LCD's among customers. The Company purchases other components from a number of outside suppliers and is not dependent on any particular supplier.

Cyclical Demand. The Company does not believe that its business is subject to seasonal variations, but it may be subject to cyclical demand associated with orders received. The Company is largely dependent on its ability to deliver short runs and quick turnarounds, requiring the maintenance of sufficient inventory to meet these demands. The Company does receive monthly forecasts from its major customers of anticipated needs for long lead components, enabling it to maintain continuous allotments and shipments of goods from suppliers as required.

Backlog. The Company has not historically tracked backlog orders because orders are often received with short lead times and all orders are subject to cancellation or postponement.

Operations. The Company believes that it made progress on a number of fronts in 1998. The Company believes that to achieve profitable growth as well as to maintain existing business that it needed to improve its organizational structure and personnel. To that end, the Company and its subsidiaries have hired management, engineering, manufacturing, sales and finance personnel.

The Company acquired Zecal and Solder Station One during 1998 to further the diversification of the Company's products, customers and markets.

The Company delivered the first Portal(R) units to customers in 1998.

PG Design is focused on diversification and new products. PG is actively seeking new opportunities for custom memory module business from NEC and is seeking to add additional semiconductor manufacturers as custom memory module customers. PG has discussions ongoing with two large semiconductor manufacturers, although these discussions may not lead to contracts.

PG believes it will be successful in 1999 in adding contract manufacturing customers outside of the computer and computer printer industries. The Company is, with an engineering firm, negotiating for the assembly of a video display unit for automotive applications. The Company currently has received orders from a consumer products company to assemble circuit boards.

PG added a new customer for its Printer PODs in 1999, and is experiencing increased Printer POD orders from existing customers. PG is seeking additional customers for its PODs.

PG's other significant electronic product is an interactive computer, named "Portal(R)", which is designed and manufactured for the retail kiosk marketplace. Possible applications are movie ticket sales, lottery or video poker, airline electronic ticketing, internet kiosks, supermarket coupons dispensers and similar devices. More than 150 beta installations have been delivered in the first quarter of 1999 and PG is launching full production on this product in the second quarter. Portal(R) has the potential to become a significant revenue source for the company during 1999.

PG Design has strengthened its organization significantly by the addition of design and process engineering, sales, program management, manufacturing and financial personnel. The additions were required to support the major effort to develop new products and services, and new markets for existing product and services, as described later in this report. The Company's focus on new product development and new markets for existing products and services as well as acquisitions should reduce the Company's concentration with respect to customers and the computer industry.

HTI has devoted a great deal of time and attention to the future of Zecal. The Company continues to believe that Zecal can be profitable by pursuing its historical markets of power supplies and control devices, in addition to the emerging market for RF devices. There is also a large potential market for Z-Strate(R) in automotive applications such as transmission controllers, fuel injector controls and under hood electronic applications. A prototype transmission control unit has been delivered to a big three auto manufacturer and is currently under evaluation. Z-Strate(R) is also well suited for leading edge "chip scale" packaging because Z-Strate(R)'s coefficient of expansion is similar to that of the silicon in integrated circuits. The Company believes, based on the advice of an outside consultant, discussions with potential customers, and its own analysis, that Z-Strate(R) has significant advantages in performance and cost over competitive technologies in radio frequency ("RF") devices. RF devices are used, among other applications, in wireless communication products, such as cellular phone handsets, cellular phone base stations, pagers and cable television ("CATV") distribution systems.

Z-Strate(R) based devices, which feature very high quality (i.e. low electrical resistance) copper connections on ceramic substrates, exhibit significantly lower power losses than RF devices using thick film technologies. This translates into a longer battery life for battery powered uses. In addition Z-Strate(R) offers very "fine pitch" circuits, allowing the high circuit densities and the small devices for product miniaturization. The Company believes that Z-Strate(R) based devices can be produced at lower cost than certain competing technologies.

There is a large market for RF devices. There were about 163 million cellular phone handsets manufactured in 1998, and this market alone is projected to grow at a significant rate. Zecal is developing components for use in cellular telephone handsets and base stations. These components have been prototyped and are currently being qualified by the customers for production. In the event that Zecal receives orders for the cellular phone handset components, it will have to make a significant capital investment to expand capacity.

Realization of these prospects is likely to require financing. The Company may or may not be able to obtain the needed financing.

Real Estate Development
-----------------------

Through its investment in Heartland and CMC Heartland (the "Partnerships"), the Company is engaged in the business of development and sale of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota, North Carolina and Washington. The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (described below) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest. Additionally, pursuant to a management agreement between the Company and CMC Heartland, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000, through December 31, 1999.

The Company, by reason of its serving as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer, the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate, certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain lessees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended, (the "1934 Act").

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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of December 31, 1998, the Partnerships' total consolidated indebtedness was $13,492,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

Item 2.  Properties

HTI's corporate headquarters is at 547 West Jackson Boulevard, Suite 1510, Chicago, Illinois. It shares approximately 9,000 square feet of leased office space with Heartland. The lease provides for an annual base rent of $108,000 through the lease expiration date of December 31, 1999, and is subject to operating expense and tax escalation.

PG's corporate and manufacturing headquarters are located at 48700 Structural Drive, Chesterfield, Michigan. The building, which operates both as an office and a plant, has approximately 32,000 square feet of floor space. This facility is leased at a monthly rate of about $16,000 for a ten year term ending January 31, 2004, with an option to purchase the building and property at the end of the term.

Solder's corporate and manufacturing headquarters are located at 2221 and 2231 West Cape Cod Way, Santa Ana, California. The buildings on this site occupy approximately 21,200 square feet. These facilities are leased for a monthly rate of approximately $24,000 in 1999. The lease expires January 1, 2002. The Company has options to acquire buildings at the end of the lease term.

Zecal's corporate and manufacturing headquarters are located at 456 North Sanford Road, Churchill, New York. The 31,500 square foot facility is being leased for approximately $9,000 per month through February of 2000.

Item 3. Legal Proceedings

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

No matters were submitted to a vote of stockholders in the quarter ended December 31, 1998.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the American Stock Exchange under the symbol "HTI". The high and low sales prices for each quarterly period of 1998 and 1997 are shown below.


1998                     High             Low

First quarter           17-3/16          16-1/4
Second Quarter           17-3/8          12-1/4
Third Quarter            12-3/4           7-5/8
Fourth Quarter            8-3/8           5-3/8


1997

First Quarter             8-3/8           6-1/8
Second Quarter           10-1/4           7-3/4
Third Quarter            14-1/4           9-3/4
Fourth Quarter           17-1/2          13-3/4


No dividends have been paid on the Company's common stock. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 7 in Item 8 "Financial Statements and Supplementary Data" to the notes to consolidated financial statements for restrictions on payments and retained earnings. As of March 25, 1999, there were 591 holders of record of the Company's common stock.

Item 6. Selected Financial Data.

Operating Company
-----------------

The selected financial data set forth below has been derived from our audited consolidated financial statements and the notes thereto. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this 10-K.

Calendar year 1998 includes results of Solder from April 10, 1998, and Zecal from April 29, 1998.

              (Amounts in Thousands Except for Per Share Amount)

                                                                                       December 31
                                                                                 1998               1997
                                                                             ------------       ------------
Net sales                                                                    $     27,668       $     15,093

Net income (loss)                                                            $     (2,137)      $      1,975

Net income (loss) per common share  (1,671 shares issued and outstanding)    $      (1.28)      $       1.18

Total assets                                                                 $     37,363       $     30,179

Long-term obligations                                                        $      8,132       $      5,165

Stockholders' Equity                                                         $     17,422       $     19,559


Item 7. Managements's Discussion and Analysis of Financial Conditions and Results of Operations


Liquidity and Capital Resources

A significant portion of the $3,232,000 in cash and marketable securities on hand at December 31, 1997, was used to consummate the acquisition of Solder on April 10, 1998, and Zecal on April 29, 1998. As of December 31, 1998, $3,603,000
was borrowed under the Company's lines of credit with its lenders. Additional borrowings of $1,296,000 were available under the lines of credit at December 31, 1998.

Solder has a line of credit with LaSalle National Bank ("LSNB") under which it may borrow up to $1,500,000. Interest is based on a base rate plus 2% (7.33% at December 31, 1998). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 1998 were $679,000. The line of credit matures on April 30, 2001.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (8.5% at December 31, 1998). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (8.0% at December 31, 1998). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period of August 31, 1998, through November 30, 1998. The amounts deferred plus additional interests are due no later than April 30, 2001. The outstanding balances on these loans at December 31, 1998, were $1,007,000 and $765,000, respectively.

Solder has a $1,700,000 subordinated note payable to its former owners. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment is due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSBN debt, and as such, due to the waiver obtained from LSBN, no interest payments were allowed to be made until the credit facility to LSNB was back in compliance. The $112,000 in deferred interest has been added to the loan balance and is due no later than October 10, 2001. Interest payments on the note were resumed as of January 1999.

Solder has a contingent $400,000 note payable to its former owners. The note was payable April 10, 1999, providing Solder's calendar year 1998 operating income was greater than $1,508,999. Since Solder did not achieve this level of income, the note is payable on April 10, 2001, providing Solder's cumulative operating income for the calendar years 1998, 1999 and 2000 is greater than $6,027,999. If cumulative operating income of $6,027,999 is not achieved, the note is not required to be paid.

Solder has a $175,000 original principal amount non-interest bearing note in connection with the Solder transaction. The note is paid out of the collections of certain accounts receivable. The outstanding balance on this note at December 31, 1998 was $61,494.

Zecal has a line of credit with General Electric Capital Corporation ("GECC") in the amount of $4,000,000 as of December 31, 1998. Borrowings at December 31, 1998, amounted to $751,000. Interest was based on a floating index rate plus 3.2590% (8.77% at December 31, 1998). Borrowings were collateralized by accounts receivable and equipment.

Zecal has a note payable to the seller of Zecal's assets in the principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At December 31, 1998, $1,100,000 was outstanding.

PG has a line of credit with General Electric Capital Corporation in the amount of $7,000,000 with an interest rate of the 30 day dealer placed commercial paper rate published in the Wall Street Journal plus 2.75% (7.65% at December 31,
1998). Borrowings on the line at December 31, 1998 were $2,173,000. In 1997, term loans with an original principal amount of $4,675,000 and bearing interest at a rate equal to one month LIBOR plus 3.62% (9.24% at December 31, 1998) were obtained from General Electric Capital Corporation. The term loans are payable in monthly installments through June 1, 2000. At December 31, 1998, the principal amount outstanding was $2,142,000. At December 31, 1997, the principal amount outstanding on the line of credit was $147,000, and the amount outstanding on the term loans was $3,756,000. Under the terms of the line of credit and term loans, PG was required to maintain a minimum fixed charge ratio and minimum tangible net worth, was limited in incurring additional indebtedness and in making capital expenditures, and was restricted from making certain payments. Borrowings under the line of credit are collateralized by accounts receivable and inventory and cross-collateralized with the term loans. The term loans were secured by machinery and equipment and cross-collateralized with the line of credit. All borrowings are guaranteed by the Company. On September 28, 1998, GECC placed a limitation on additional borrowings to a maximum of $200,000 per month until Zecal achieved certain profit levels.

On December 31, 1998, PG entered into an agreement with Norwest Business Credit, Inc. to refinance the PG and Zecal borrowings. The new line of credit is $10,500,000 and the term loan for Capital Equipment is $4,500,000, payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the Norwest Base Rate plus 0.25% (8.0% at December 31, 1998).

In connection with this refinancing, PG Design incurred approximately $353,000 of prepayment penalties from GECC. This amount will be recorded as an extraordinary expense in the first quarter of 1999.

HTI has notes payable to the seller of PG in the principal amount of $3,000,000. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002. The notes bear interest at 8% per year, which is paid quarterly.

The Company's indebtedness includes $7,806,000 of senior debt ($5,066,000 payable to GECC; $2,451,000 payable to LSNB and $289,000 to other institutions) and $5,973,000 of subordinated debt ($3,000,000 payable to the seller of PG Design; $1,100,000 payable to the seller of Zecal, $1,812,000 payable to the seller of Solder; and an additional $61,000 connected with the Solder transaction). The Company also has $253,000 of capital lease obligations.

Cash flow from operations for 1998 decreased by $3,232,000. The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from cash flow expected to be derived from operations and financing presently in place. Management expects that it will be able to procure additional financing if required and that the Company will require additional financing for further acquisitions or for the development of new facilities required for additional business.

The Company requires additional funding in order to develop new products and to realize existing opportunities. If the Company is unable to obtain such financing on favorable terms, or not at all, it may have a material adverse effect on the Company's results of operations and future prospects.

The Company is in violation of certain covenants included in long term debt agreements, as of December 31, 1998 and is currently in negotiations with its lenders to modify certain existing financial covenants, and increase the amount of the credit facility. While the Company has no reason to believe that the extension, modification of terms and increased capacity of the credit facility will not be granted, there can be no assurance that the contemplated transaction will be approved by the lenders.

Results of Operations

Net sales totaled $27,668,000 for 1998 and include revenues from Solder from April 10, 1998, its date of acquisition, and Zecal from April 30, 1998, its date of acquisition. Sales for 1997 totaled $15,093,000, which included only the sales of PG from the time of its acquisition on May 30, 1997.

The net loss for 1998 totaled ($2,137,000) or ($1.28) per share compared to net after tax profit in 1997 of $1,975,000 or $1.18 per share.

Selling, general and administrative (SG&A) expenses for 1998 totaled $8,124,000 compared to $2,998,000 for 1997. Included in 1998 is a full year of operations for PG as well as the expense of the newly acquired companies. Zecal and Solder whereas 1997 contains 7 months of operations for PG. The additional 5 months of PG operations and the Zecal and Solder acquisitions account for $2,266,000 of the increase. As discussed below, the Company hired additional personnel to support existing business and future profitable growth.

Amortization expense increased from $559,000 in 1997 to $885,000 in 1998. $210,000 of the increase relates to a change in estimate of the expected life of the goodwill from 40 to 20 years. In addition, the Company acquired Solder during 1998 which resulted in additional amortization of goodwill of $143,000. Offsetting the above increases in 1998 was a reduction in the deferred compensation amortization resulting from the elimination of a deferred compensation arrangement relating to an acquisition.

Accounts Receivable and Inventory levels increased by $1,063,000 and $1,445,000 respectively from December 31, 1997 levels. The entire Accounts Receivable increase and $119,000 of the increase in Inventory was attributable to the acquisition of Solder and Zecal.

Because the Company's 1998 and 1997 financial statements now reflect its new status as an operating company, comparisons between 1996 and prior years when the Company was a closed-end, non-diversified management investment company are not meaningful and are therefore not presented.

Other income decreased by $809,000. The decrease was primarily the result of a loss of $11,000 for 1998 from the investment in the partnerships compared to a gain of $587,000 in 1997, and to a reduction in interest income of $223,000. The reduction in interest income is attributable to the Company purchasing Solder and Zecal with the monies formerly invested in interest bearing securities.

Forward-Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance, achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

Electronics Business
--------------------

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing. The cash outflows used in the recent investing activities, require that borrowings be available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in operations and results continue, or if the Company is unable to adapt the business to meet industry needs, the Company will continue to rely on lines of credit for its operating cash needs, or for any acquisitions. If the lines of credit are insufficient to meet operating cash requirements, or if the ability to borrow under the lines of credit becomes restricted in any way, the Company will be unable to meet day to day cash needs for the business. The inability to meet day to day cash requirements for the business will adversely affect the Company's business or financial results.

Losses. The 1998 results are principally attributable to the following factors: 1) expenses in connection with the acquisitions of Solder Station and Zecal; 2) operating losses of Zecal; 3) hiring additional personnel for HTI and PG Design; 4) a decline in orders from the Company's largest customer; and 5) a change in amortization of goodwill. As a result of these factors, the Company incurred a $2,137,000 loss after taxes for 1998.

Dependence on Customers. A large percentage (approximately 71%) of sales comes from two customers. The Company does not have long term contracts with any of these large customers. Steps are being taken to diversify the product lines and to reduce customer concentration through the addition of new customers and acquisitions. However, sales to a few large customers will continue to account for a significant percentage of revenues. If the Company loses a major customer, or if a major customer reduces its purchases of products and services, financial results will be materially affected. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

Acquisition Integration. The Company's electronics business operations consist of the PG, Solder and Zecal. The Company acquired all of these businesses within the past three years. The businesses acquired have different cultures, procedures and organizational structures. The Company expects future acquisitions to have the same kinds of differences. The Company may have difficulties managing growth as it integrates new operations, adds customers and expands. Failure to manage growth, or to control expenses related to growth, may materially affect the business and financial results.

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. In the second, third and fourth quarters of 1998, the Company was unable to meet minimum ratios and other covenants required under existing credit agreements. As a result, the Company sought and received waivers from its creditors for such covenants. The high level of debt, or the restrictions imposed by the debt, may adversely effect financial results or the Company's ability to operate its business, including making future acquisitions. Any future acquisition is expected to require additional financing. The Company may not be able to find additional financing sufficient to make any or all of the desired acquisitions. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely effect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for future non-compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely affect the business and financial results.

Dependence on Key Employees and Management. The Company has hired additional management, engineering, manufacturing, sales and finance personnel, and has restructured operations so that it does not rely significantly on any one individual. However, the loss of key employees may adversely affect the short term business or financial results.

Dependence on Computer Industry. The Company provides products and services principally to the computer segment of the electronics manufacturing industry. The focus is on the high margin segments in the electronics manufacturing and printed circuit board industries. A decline in demand for these products or services will adversely affect the business or financial results. New products and services are being developed and the Company is pursuing acquisitions, to diversify business beyond the computer segment of the electronics manufacturing industry, to keep up with the pace of change in the computer industry and to grow and diversify the business. Failure to successfully develop new products and services demanded by the industry may adversely affect the business and financial results.

Proprietary Rights. PG has been informed by one of its major customers that the customer has a patent relating to demonstration devices for computer printers ("Printer PODs") and that the customer believes that some or all of the Printer PODs manufactured by PG Design infringe the patent. PG is reviewing the patent and the design of its Printer PODs and believes there is uncertainty as to the extent and validity of the customer's claim of infringement. Additionally, PG is exploring possible resolutions of this issue, including obtaining a license to use the technology covered by the customer's patent and/or redesigning the Printer POD to avoid the alleged infringement. There can be no assurance that PG will be successful in resolving this issue on a basis that is satisfactory both to PG and the customer. The loss of the customer, the loss of the right to continue manufacturing and marketing the Printer PODs and/or the award of damages for infringement could have a material adverse effect on PG's results of operations. In addition, the payment of any fees or royalties pursuant to any license arrangement ultimately entered into with the customer could decrease the profit margin realized by PG in respect of its Printer POD sales. Similarly, such profit margin could be negatively impacted by the costs incurred by PG in its attempts to redesign the Printer POD to avoid the alleged infringement. See "Forward-Looking Statements--Dependence on Customers."

The Company believes that it is entitled to indemnification from the sellers of PG for any losses the Company ultimately incurs as a result of the asserted claim of infringement. While the Company intends to aggressively pursue such indemnification, if necessary, there can be no assurance that the Company will be successful in obtaining full or partial indemnification for all or any of such losses.

Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non patented trade secrets relating to Z-Strate(R) and devices manufactured with Z-Strate(R) as well. The Z-Strate(R) patents are licensed to another company, Zecal does not receive any payments from this license.

Competition. The electronic manufacturing business is very competitive. Many customers are sensitive to prices and also demand high quality products using the most advanced technologies. If a competitor offers a superior product or service, it will adversely affect the Company's ability to compete in the industry. Competitors may have superior resources, research and development and other capabilities. Any advantage a competitor has may adversely affect the Company's business and financial results. Also, customers could vertically integrate or otherwise decide to compete with the Company. Zecal's Z-Strate(R) patents are licensed to a competitor.

New Products and Technological Change. The Company's customers compete in markets with rapidly changing technology, evolving industry standards and continuously improving products and services. These characteristics create short product life cycles. The Company's success depends upon its customers' ability to develop and market new products successfully in this changing environment. In addition, the Company's success depends on its ability to provide products and services that customers need to develop and market new products. If efforts and strategies to create and sell new products and services and to enter new markets fail to keep up with constantly changing technology, or if customers fail to develop successful new products and services, it may adversely affect the Company's financial efforts.

Acquisition Strategy. The Company is actively seeking acquisitions in the electronics manufacturing industry. The Company believes that strategic acquisitions will help grow and diversify the business. In analyzing acquisitions, careful consideration is given to the new markets, customers and competitors and any other factors that are believed to be relevant to the investment decision. Although investment decisions are carefully analyzed, factors effecting the success of acquired businesses may not develop according to plans which may adversely affect the Company's business or financial results.

Fluctuations in Results. The Company's operations and financial results can fluctuate significantly due to the level and timing of customer orders. The Company's results may also vary due to product life cycle changes and acquisition activities. Future performance and profitability are difficult to predict because of these fluctuations. Variations in results could result in the Company having insufficient cash to pay for expected operating expenses, debt amortization payments, or capital expenditures.

Real Estate Business
--------------------

Economic, and Other Conditions Generally. Global, national and local conditions and events affect the real estate industry. The industry is also highly cyclical. Developers face many uncontrollable risks. The real estate market, demographics, weather, government interference, unexpected increases in expenses and availability and cost of land, materials and labor may adversely affect the Partnerships' business or financial results. Any negative impact on the Partnerships may materially effect our financial results.

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at December 31, 1998 were $13,492,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material effect on our financial results.

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

Period-to-Period Fluctuations. The Partnerships' real estate projects are long-term in nature. Sales activity varies from period to period. The ultimate success of any development cannot be determined from short term results. Short term results are unpredictable. The timing and amount of revenue varies considerably from period to period. If the Partnerships fail to manage their cash flows effectively, it may adversely affect our financial results.

Year 2000
---------

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

Our plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, we have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. Based on a review of our product line, we have determined that most of the products we have sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and continue to monitor their compliance.

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. Completion of the testing phase for all significant systems is expected by January 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 10% complete in the remediation phase of our operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of affected equipment is expected to be completed by September 30, 1999.

We have begun to query our significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially affect the Company's business or its financial results. The effect of non-compliance by external agents is not determinable.

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

We currently have no contingency plans in place if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in June 1999 and determine whether such a plan is necessary. If we are unable to successfully implement any of the four phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially adversely affected.



Item 7 A: Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $2,142,000 of long term debt at a variable rates based on the one month LIBOR rate. For every 1% change in the LIBOR rate, the Company's annual interest expense would change by approximately $21,000, based on the outstanding indebtedness as of December 31, 1998.

The Company has approximately $2,122,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $21,000 based on the outstanding indebtedness as of December 31, 1998.

The Company has $5,912,000 of long term debt at a fixed rate of 8%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Heartland Technology, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Technology, Inc. as of December 31, 1998 and 1997, the related consolidated statements of operations for each of the three years in the period ended December 31, 1998, and the consolidated statements of stockholder's equity and cash flows for each of the two years in the period ended December 31, 1998. We also audited the accompanying statements of changes in net assets for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As explained in Note 1, the Company changed its basis of presentation as of January 1, 1997, from the fair value accounting basis used by investment companies to a historical cost basis used by operating companies. Accordingly, the 1998 and 1997 financial statements are not comparable to the financial statements for 1996.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland Technology, Inc. as of December 31, 1998 and 1997, the consolidated results of its operations for each of the three years in the period ended December 31, 1998, its consolidated statement of cash flows for each of the two years in the period ended December 31, 1998, and its changes in net assets for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         ERNST & YOUNG LLP

Chicago, Illinois
March 9, 1999, except for Notes 6 and 7, as to which the date is March 31, 1999.

                          Heartland Technology, Inc.
                          Consolidated Balance Sheets
                              (Operating Company)
                 (Dollars in Thousands, except share amounts)

                                                                           December 31,        December 31,
                                                                               1998                1997
                                                                           ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $         --        $      3,232
     Accounts receivable, net reserves of  $173 in 1998 and $73 in 1997           3,374               2,311
     Due from affiliate                                                             286                 450
     Inventories, net                                                             3,105               1,660
     Prepaid Expenses                                                               310                 139
     Refundable taxes                                                               794                  --
                                                                           ------------        ------------
          Total current assets                                                    7,869               7,792
                                                                           ------------        ------------
Property and equipment:
     Machinery and equipment                                                      9,719               5,262
     Furniture and fixtures                                                         473                  29
     Leasehold improvements                                                         985                 320
                                                                           ------------        ------------
                                                                                 11,177               5,611
     Less accumulated depreciation                                                2,328                 623
                                                                           ------------        ------------
                                                                                  8,849               4,988
                                                                           ------------        ------------
Other assets:
     Deferred compensation expense                                                   --               2,562
     Deferred income taxes                                                           --                 262
     Goodwill, net of accumulated amortization of $778 in 1998 and $121
       in 1997                                                                   12,069               6,058
     Deferred debt issuance costs net of accumulated amortization of $72
       in 1998 and $32 in 1997                                                      248                 135
     Other                                                                          187                 230
     Investment in partnerships                                                   8,141               8,152
                                                                           ------------        ------------
          Total assets                                                     $     37,363        $     30,179
                                                                           ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit                                                       $      3,603        $        147
     Accounts payable, trade                                                      2,837               1,249
     Accrued expenses and other liabilities                                       1,393               1,189
     Current portion of long-term debt                                            2,236               1,591
     Current portion of capital lease obligations                                    61                  --
     Allowance for claims and liabilities                                         1,281               1,279
     Payable to affiliates                                                          398                  --
                                                                           ------------        ------------
          Total current liabilities                                              11,809               5,455
                                                                           ------------        ------------
Long-term debt, less current portion                                              7,940               5,165
Capital lease obligation, less current portion                                      192                  --

Stockholders' equity:
     Common stock, $.30 par value per share, authorized 10,000,000 shares,          501                 501
     1,671,238 shares issued and outstanding
     Additional paid-in capital                                                  10,773              10,773
     Retained earnings                                                            6,148               8,285
                                                                           ------------        ------------
          Total stockholders' equity                                             17,422              19,559
                                                                           ------------        ------------
          Total liabilities and stockholders' equity                       $     37,363        $     30,179
                                                                           ============        ============


See accompanying notes.

                          Heartland Technology, Inc.

                     Consolidated Statements of Operations
                              (Operating Company)

               (Amounts in Thousands, except per share amounts)


                                                        Years ended December 31

                                                            1998         1997
                                                        ------------  ----------
Net sales                                               $    27,668   $   15,093
Cost of sales                                                20,861        9,684
                                                        ------------  ----------
Gross margin                                                  6,807        5,409

Other income:
  Interest income                                                49          272
  Management fee from affiliate                                 425          425
  Income (loss) from investment in partnerships                 (11)         587
  Miscellaneous, net                                             40           28
                                                        ------------  ----------
Total other income                                              503        1,312
Other expenses:
  Selling, general and administrative                         8,124        2,998
  Interest expense                                            1,018          416
  Special compensation amortization                             188          438
  Amortization expense                                          697          121
                                                        ------------  ----------
     Total other expenses                                    10,027        3,973
                                                        ------------  ----------
Income (loss) before income taxes                            (2,717)       2,748
Income tax expense (benefit)                                   (580)         773
                                                        ------------  ----------
  Net income (loss)                                         $(2,137)  $    1,975
                                                        ============  ==========

Net income (loss) per share - basic and diluted         $     (1.28)  $     1.18
                                                        ============  ==========
Weighted average number of common shares outstanding          1,671        1,671
                                                        ============  ==========

See accompanying notes.

                          Heartland Technology, Inc.

                Consolidated Statements of Stockholders' Equity
                              (Operating Company)

                    Years ended December 31, 1998 and 1997
                            (Amounts in Thousands)


                                        Additional                 Total
                                Common   Paid-in    Retained   Stockholders'
                                Stock    Capital    Earnings       Equity
                                ------  ----------  ---------  -------------

Balance at January 1, 1997      $  501   $  10,773   $  6,310    $  17,584
Net income                                              1,975        1,975
                                ------   ---------   --------    ---------
Balance at December 31, 1997    $  501   $  10,773   $  8,285    $  19,559

Net loss                                               (2,137)      (2,137)
                                ------   ---------   --------    ---------
Balance at December 31, 1998    $  501   $  10,773   $  6,148    $  17,422
                                ======   =========   ========    =========

See accompanying notes.

                          Heartland Technology, Inc.

                     Consolidated Statements of Cash Flows
                              (Operating Company)

                            (Amounts in Thousands)


Operating activities:
                                                                                       Years ended December 31,

                                                                                          1998         1997
                                                                                     ------------  -------------
Net income (loss)                                                                     $   (2,137)    $    1,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                            2,528            776
  Special compensation amortization                                                          188            438
  Equity in loss (income) from investments in Partnerships                                    11           (587)
  Bad debt expense                                                                            85             73
  Deferred income taxes                                                                      262           (262)
  Reserve for inventory obsolescence                                                         453            475
  Realized loss on sale of investments                                                        --            110
  Accretion discount on securities                                                            --            (79)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                      438            661
    Due from affiliate                                                                       164             25
    Inventories, net                                                                      (1,684)           (61)
    Prepaid expenses and other assets                                                        (12)          (151)
    Refundable taxes                                                                        (794)            --
    Accounts payable and accrued expenses                                                    552           (332)
    Increase in due to affiliate                                                             398
    Payment on claims and liabilities                                                         --            (30)
                                                                                      ----------     ----------
  Net cash provided by operating activities                                                  452          3,031

Investing activities:
Purchases of property and equipment                                                       (1,397)          (966)
Net proceeds from sale of securities                                                          --          9,505
Acquisitions of businesses, net of cash acquired                                          (6,049)       (11,896)
                                                                                      ----------     ----------
  Net cash used in investing activities                                                   (7,446)        (3,357)

Financing activities:
Net borrowings (payments) under line of credit                                             3,456         (1,223)
Proceeds from issuance of long-term debt                                                   2,387          4,675
Payments on capital leases                                                                   237             --
Principal payments on long-term debt                                                      (2,165)          (919)
Debt issuance costs                                                                         (153)          (167)
                                                                                      ----------     ----------
  Net cash provided by financing activities                                                3,762          2,366
                                                                                      ----------     ----------

Increase (decrease) in cash and cash equivalents                                          (3,232)         2,040

Cash and cash equivalents at beginning of year                                             3,232          1,192
                                                                                      ----------     ----------
Cash and cash equivalents at end of year                                              $       --     $    3,232
                                                                                      ==========     ==========

See accompanying notes.

                          Heartland Technology, Inc.
               Consolidated Statements of Cash Flows (continued)
                              (Operating Company)


                         Year ended December 31, 1998

                             (Amount in Thousands)

                                                                            1998        1997
                                                                          ---------  ----------
Supplemental cash flow information:

     Cash paid for interest                                                $    889    $    403
                                                                           ========    ========
     Cash paid (refunds received) for income taxes, net                    $    (34)   $  1,000
                                                                           ========    ========


See accompanying notes.

                          Heartland Technology, Inc.
                            Statement of Operations
                             (Investment Company)
                         Year ended December 31, 1996
                            (Amounts in Thousands)


Investment Income:
  Interest - nonaffiliates                                                          $   658
  Interest - affiliates                                                                 107
  Management fee from affiliate                                                         425
  Equity in earnings - Partnership                                                        7
  Other                                                                                   3
                                                                                    -------
   Total Investment Income                                                            1,200

Expenses:
  Compensation and benefits                                                             428
  Director's fees and expenses                                                           28
  Professional fees                                                                     210
  Advisory fees                                                                          20
  Custodian fees                                                                          6
  Taxes                                                                                  20
  Insurance                                                                              90
  Facility expense allocation                                                            37
  General and administrative expenses                                                   236
                                                                                    -------
   Total Expenses                                                                     1,075

Investment income before taxes                                                          125
Provision for income taxes                                                               --
                                                                                    -------
Net Investment Income                                                                   125

Net realized and unrealized gain on investments:
  Net realized gain on sales of investments                                              57
  Net change in unrealized appreciation (depreciation) on investments:
      Nonaffiliates                                                                     (31)
      Affiliates                                                                     (1,536)
                                                                                    -------
         Net change in unrealized depreciation on investments                        (1,567)
                                                                                    -------
Net realized loss and unrealized depreciation on investments before taxes            (1,510)
Income tax benefit                                                                       --
                                                                                    -------
Net realized loss and unrealized depreciation on investments, net of tax             (1,510)
                                                                                    -------
Net decrease in net assets resulting from operations                                $(1,385)
                                                                                    =======

See accompanying notes.

                          Heartland Technology, Inc.

                      Statement of Changes in Net Assets
                             (Investment Company)

                         Year ended December 31, 1996
                            (Amounts in Thousands)


Operations:
  Net investment income                                          $   125
  Net realized gain on sales of investments                           57
  Net change in unrealized depreciation on investments            (1,567)
                                                                 -------
      Net decrease in net assets resulting from operations        (1,385)
                                                                 -------
  Net assets at beginning of year                                 18,969
                                                                 -------
  Net assets at end of year (including undistributed net
      investment income of $10,334 at December 31, 1996)         $17,584
                                                                 =======

See accompanying notes.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


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

The accompanying financial statements for the year ended December 31, 1996 reflect the Company's prior status as a non-diversified closed-end management investment company. As the basis of presentation has changed from the fair value accounting basis used for investment companies to a historical cost basis for operating companies as of January 1, 1997, in accordance with generally accepted accounting principles, the 1996 financial statements are presented separately. Certain reclassifications have been made to certain components of stockholders' equity as of January 1, 1997.

2.   Organization

Milwaukee Land Company was organized as a corporation under the laws of the State of Iowa on September 14, 1881. Prior to June 30, 1993, MLC was a wholly-owned subsidiary of Chicago Milwaukee Corporation ("CMC") or its affiliates.

In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships-Heartland Partners, L.P., a publicly traded limited partnership of which MLC is the general partner and also holds limited partner interests ("Heartland") and CMC Heartland Partners, a general partnership in which HTI and Heartland are the general partners and MLC is the managing general partner ("CMC Heartland"). On June 30, 1993, CMC distributed HTI's common stock to CMC stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI").

Through its partnership interests in Heartland Partners, L.P. (Heartland) and CMC Heartland Partners, the Company is engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota and Washington. The investments in Heartland and CMC Heartland (the "Partnerships") are accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $1,439,000 at January 1, 1998, is being amortized as CMC Heartland's assets are sold. For the years ended December 31, 1998 and 1997, $82,000 and $620,000 were amortized to income.

In May 1997, HTI and PG Newco Corp ("PG Newco"), a wholly owned subsidiary of HTI, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. for $16,048,000. PG Design Electronics, Inc. was engaged in the business of contract design and manufacture of electronics assemblies for computer and computer printer original equipment manufacturers ("OEM"). PG Newco's name was then changed to PG Design Electronics, Inc. ("PG Design").

The purchase price consisted of cash paid of $12,325,000, the issuance of notes totaling $3,000,000 and acquisition related costs of $723,000. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002 and bear interest at 8% per year; however, no amounts were due in the event that the president at the time of the purchase of PG Design Electronics, Inc. voluntarily left the employment of PG Design prior to the scheduled maturity of the notes. Because the contingency in the notes linking the payment of the notes and the continued employment of Peter G. Van Heusden, $3,000,000 was recorded as deferred compensation of which $1,500,000 was being amortized over 40 months and $1,500,000 was being amortized over 60 months, on a straight line basis. The amortization of deferred

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


compensation amounted to $438,000 for 1997 and $188,000 for the quarter ended March 31, 1998 and is reported as special compensation on the consolidated statement of operations.

The contingency related to the continued employment of Peter G. VanHeusden was removed from the notes on March 30, 1998. The unamortized deferred compensation remaining of $2,374,000 was added to goodwill and is being amortized on a straight line basis over 20 years, the remaining period over which the goodwill resulting from the purchase of PG assets is being amortized.

On April 10, 1998, HTI acquired 100% of the outstanding common stock of Solder a provider of speciality services to the printed circuit board industry for $7,394,000. The acquisition was accounted for as a purchase. The purchase price consisted of cash of $5,185,000, the issuance of notes payable of $1,700,000 and $175,000, and acquisition expenses of $334,000. A contingent note payable of $400,000 was also issued, the payment of which is dependent on Solder reaching certain operating goals. Because it is uncertain at this time whether the amount will be paid, the amount has not been recorded as purchase price. The excess of the purchase price over the fair value of the assets acquired was $4,294,000, has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

On April 29, 1998 PG Design acquired certain assets and assumed certain liabilities of Zecal for a total purchase price of $2,187,000. The purchase price consisted of a note payable to the seller of $1,100,000, pre-acquisition operating advances of $900,000, and acquisition expenses of $187,000. The fair value of net assets acquired was $2,642,000, which exceeded the cost of the acquisition by approximately $455,000. The excess fair value was allocated proportionately to long term assets. The acquisition has been accounted for as a purchase.

In the fourth quarter of 1998, Management reviewed the useful lives of its intangible assets and decided based on current circumstances that a more appropriate useful life for such assets would be 20 years. Accordingly, an adjustment was made for $210,000 in the fourth quarter to reflect the change in estimate.

The consolidated financial statements include the results of the acquired businesses from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Unaudited proforma results of operations for the Company for the calendar years ended December 31, 1998 and December 31, 1997, assuming the acquisitions had occurred on January 1, 1998 and January 1, 1997 are as follows:

                                   1998           1997
                                -----------    -----------
     Net sales                  $30,289,000    $39,648,000
     Net income                 $(2,951,000)   $(1,636,000)
     Basic earnings per share   $     (1.77)   $      (.98)

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998

Operating Company Statements (1998 and 1997)

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

(c)  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets which range from five to seven years for equipment and ten years for leasehold improvements. Depreciation expense was $1,831,000 and $623,000, in 1998 and 1997, respectively, and includes depreciation for assets under capital leases.

(d)  Debt Issuance Costs

The cost to acquire debt is being amortized on a straight-line basis over the terms of the related loan (3-5 years).

(e)  Revenue Recognition

Revenue from manufacture of electronic products is recognized upon shipment of such products.

(f)  Use of Estimates

In the preparation of the Company's financial statements in conformity with general accepted accounting principles, management makes estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(g)  Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amounts approximated fair value. For variable rate debt that reprices frequently, fair values approximated carrying values. For all remaining financial instruments, carrying value approximated fair value due to the relatively short maturity of these instruments.

(h)  Net Income (Loss) Per Share

Basic earnings per share is based on weighted average shares outstanding for the respective periods. Dilutive earnings per share includes the dilutive effects of options, warrants and convertible securities. Due to the net loss for the year ended December 31, 1998, the inclusion of any additional shares from outstanding stock options (Note 14) would be antidilutive. Therefore, no options have been included in the calculation of diluted earnings per share in 1998. During the year ended December 31, 1997, there were no items outstanding that would have a dilutive effect on earnings per share.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


(i)  Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation

(j)  Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109 "Accounting for Income Taxes". Under FASB 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

4.   Inventories

Inventories consist of the following:
(Amounts in Thousands)

                                                                1998       1997
                              Raw material                     $3,667     $1,717
                              Work-in-process                     110        201
                              Finished goods                      256        217
                                                               ------     ------
                                                                4,033      2,135
                              Less: reserve for obsolescence      928        475
                                                               ------     ------
                                                               $3,105     $1,660
                                                               ======     ======

5.   Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC which entitles the Company to .01% of CMC's available cash for distribution and an allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (see Note 11) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.

The Company has a management agreement with CMC, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000. The unpaid management fees of $286,000 and $425,000 are included in due from affiliate at December 31, 1998 and 1997, respectively. The Company reimburses Heartland for certain staff salary, office and operating allocations. Total expense incurred for 1998 and 1997 was $332,000 and $228,000, respectively. As of December 31, 1998, a portion remained unpaid and is included in payable to affiliates.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


The condensed financial statements of Heartland as of December 31, 1998 and 1997, and for the years then ended, are as follows (amounts in thousands):

                                                              1998       1997
                                                              ----       ----
Assets:
-------
Cash and marketable securities                              $ 3,828    $ 2,755
Receivables, net                                                353        251
Other assets                                                    720        358
Net properties and investment in joint venture               28,330     23,474
                                                            -------    -------

Total assets                                                $33,231    $26,838
                                                            =======    =======

Liabilities:
------------
Accounts payable, accrued expenses and other liabilities    $ 7,568    $ 3,797
Allowed for claims and liabilities                            2,762      2,169
Distribution payable                                             --      1,631
Loans payable                                                13,492      3,750
                                                            -------    -------

Total liabilities                                            23,822     11,347

Partners' Capital:
-----------------
General partner                                                  --         28
Class A partners                                                 --      5,902
Class B partner                                               9,409      9,563
Unrealized holding loss                                          --         (2)
                                                            -------    -------
Total partners' capital                                       9,409     15,491
                                                            -------    -------
Total liabilities and partners' capital                     $33,231    $26,838
                                                            =======    =======

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


                                                              1998       1997
                                                              ----       ----
Revenues:
---------
Property sales                                              $ 6,231    $ 7,127
Less: cost of property sales                                  4,405      3,407
                                                            -------    -------
   Gross profit on property sales                             1,826      3,720
Rental and other income                                       1,463      1,452
                                                            -------    -------
   Total net revenues                                         3,289      5,172
                                                            -------    -------

Expenses:
---------
Selling, general and administrative                           8,425      6,113
Real estate taxes                                               399        703
Management fee                                                  425        425
Depreciation and amortization                                   124         94
                                                            -------    -------
   Total expenses                                             9,373      7,335
                                                            -------    -------

   Net income (loss)                                        $(6,084)   $(2,163)
                                                            =======    =======

6. Lines of Credit

PG has a line of credit with General Electric Capital Corporation ("GECC") under which it may borrow up to $7,000,000. Interest is based on a floating index rate plus 2.75% (7.65% and 8.5% at December 31, 1998 and 1997 respectively). Borrowings are collateralized by accounts receivable and inventory and cross collateralized with the term loan described in Note 7. Commitment fees of .375% are charged based on the unused portion of the credit facility. On September 28, 1998, GECC placed a limitation on additional Zecal borrowings to a maximum of $200,000 per month until Zecal returned to profitability. Amount outstanding under the line of credit at December 31, 1998 and 1997 was $2,173,000 and $147,000, respectively. The line of credit is subject to certain covenants as described in Note 7.

Solder has a line of credit with LaSalle National Bank ("LSNB") under which it may borrow up to a maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or fifty percent of eligible inventory. Interest is at a base rate plus 2% (7.33% at December 31, 1998). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 1998 were $679,000. The line of credit matures on April 30, 2001. The line is subject to an unused line fee of .25% of the average quarterly unused balance.

Zecal has a line of credit with GECC in the amount of $4,000,000. Borrowings at December 31, 1998, amounted to $751,000. Interest is based on a floating index rate plus 3.25% (8.77% at December 31, 1998). Borrowings were collateralized by accounts receivable and equipment.

7. Long Term Debt

HTI has notes payable to the seller of PG in the principal amount of $3,000,000. Principal is payable $1,500,000 in September 2000 and $1,500,000 in May, 2002 and bear interest at 8% per year, payable quarterly.

PG has term loans payable to GECC that bear interest at one month LIBOR plus 3.62% (9.24% at December 31, 1998 and 1997 respectively) and require monthly principal and interest payments. The loans are secured by machinery and equipment and are cross collateralized with the line of credit described in Note
6. PG was required to maintain a minimum fixed charge ratio and minimum tangible net worth, was limited in incurring additional indebtedness and in making capital expenditures, and was restricted from making certain payments. The outstanding balances on these loans at December 31, 1998 and 1997 are $2,142,000 and $3,756,000, respectively.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is due April 30, 2001 and bears interest at prime plus 1.5% (8.5% at December 31, 1998). The $900,000 loan is due April 30, 2003 and bears interest at prime plus 1% (8.0% at December 31, 1998). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for the period of August 31, 1998 through November 30, 1998. The amounts deferred plus additional interest are due upon maturity. The outstanding balances on these loans at December 31, 1998, are $1,007,000 and $765,000, respectively. An early termination fee of 1-3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI who has pledged 100% of their stock of Solder.

Solder is in violation of certain financial covenants of the loan agreement at December 31, 1998. Solder obtained a waiver of the violations from LSNB to January 1, 2000.

Solder has a $1,700,000 note payable to the sellers of Solder Station-One, Inc. The note bears interest at 8%. Principal is payable in three semiannual installments of $400,000 plus a final $500,000 installment. The first installment is due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The loan is subordinated to the LSNB debt, and as such, due to the temporary waiver of payments received from LSNB, the Company was not allowed to make any payments of interest until the credit facility to LSNB was back in compliance. The $112,000 in deferred interest has been added to the loan balance and is due no later than October 10, 2001. Interest payments were resumed as of January 1999.

Solder has a contingent $400,000 note payable to the sellers of Solder Station-One, Inc. stock. The note was payable April 10, 1999, if Solder's calendar year 1998 operating income was greater than $1,508,999. Since Solder did not achieve this level of income, the note is payable on April 10, 2001, if Solder's cumulative operating income for the calendar years 1998, 1999 and 2000 is greater than $6,027,999. If cumulative operating income of $6,027,999 is not achieved, the loan is not required to be paid. Due to the uncertainty of Solder meeting the income thresholds, this amount has not been recorded in notes payable at December 31, 1998.

Solder has a $175,000 original principal amount non-interest bearing note in connection with the Solder Station-One, Inc. acquisition. The note is paid out of the collections of certain accounts receivable. The outstanding balance on this note at December 31, 1998 was $61,494. The note is subordinated to the LSNB debt.

Zecal has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,100,000. The note bears no interest until April 29, 1999, when
interest begins to accrue at a rate of 8% per year.   At December 31, 1998,
$1,100,000 was outstanding. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999 through April 29, 2002.

Maturities of long term debt subsequent to December 31, 1998 are as follows:

                                                          (Amounts in Thousands)
        1999                                                             $ 2,236
        2000                                                               4,258
        2001                                                               1,773
        2002                                                               1,863
        2003                                                                  46
                                                                         -------
                                                                         $10,176
                                                                        ========

In January, 1999, the Company refinanced its debt with GECC by entering into an agreement with Norwest Business Credit, Inc. The Agreement, effective December 31,1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the lenders rate plus 0.25% (8.0% at December 31, 1998). An origination fee of $112,500 was paid in January 1999. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee is payable of .25% per annum on the total facility due and payable on each of the first day of April, July, October and January. The Agreement also carries certain prepayment penalties. On January 8 , 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC.

In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. This amount will be recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the Agreement. As a result of the GECC prepayment penalties, the Company is in default of certain financial convenants for which it received an amendment to the convenants.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


8. Lease Obligations

HTI shares its offices with Heartland. The lease provides for an annual base rent of $108,000 through December 31, 1999 and is allocated among HTI and Heartland. The lease is subject to operating expense and tax escalations.

PG leases its office and plant facility under an operating lease at a monthly rental of $16,000. The lease expires January 31, 2004 with an option to purchase the building and property at the end of the term. In addition, the Company is currently leasing office equipment under a non-cancellable lease expiring in 2000.

Zecal's facilities are leased for approximately $9,000 per month through February 2000.

Solder's facilities are leased for a monthly rate of approximately $24,000 through January 2, 2002. Additionally, Solder incurs operating expense and tax escalations.

Rent expense for 1998 and  1997 was $590,000 and  $104,000, respectively.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


8. Lease Obligations (continued)

The Company leases certain equipment under three to five year capital leases which expire in the year 2002. Total future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 1998 is shown below:

  Future minimum lease payments under capital lease obligations:      (Amounts in
                                                                       Thousands)

                                                                      December 31
                                                      1999            $        83

                                                      2000                     78

                                                      2001                     77

                                                      2002                     58
                                                                      -----------
                                                      Thereafter                7

     Total minimum lease payments                                             303

     Less amount representing interest                                         50
                                                                      -----------
     Present value of minimum lease payments                                  253

     Less current portion                                                      61
                                                                      -----------
     Long term portion                                                $       192
                                                                      ===========

  Future minimum lease payments under operating lease obligations:
                                                                      December 31

                                                      1999            $     1,067

                                                      2000                    963

                                                      2001                    965

                                                      2002                    403

                                                      2003                    385

                                                      Thereafter              121
                                                                      -----------
                                                      Total           $     3,904
                                                                      ===========

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998

9. Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                                                 (Amounts in Thousands)
                                                    1998          1997
Computed "expected" tax (benefit) expense        $  (950)      $   962
Change in valuation allowance                        265          (217)
State income taxes, net of federal benefits           93            --
Other, net                                            12            28
                                                 -------       -------
Income tax (benefit) expense                     $  (580)      $   773
                                                 =======       =======

The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31 are as follows:

                                                      (Amounts in Thousands)
                                                         1998          1997
Deferred tax assets:
Net operating loss carryforward                       $   672       $    --
Basis differences in investment in partnerships           480           480
AMT credit carryforward                                   919           919
Inventory reserves                                        377           165
Reserve for discontinued operations                       110           110
Reserve for claims, liabilities and reorganization        130           130
Compensation and benefits                                 257           259
Other, net                                                124            57
                                                      -------       -------
   Total deferred tax assets                            3,069         2,120
   Less valuation allowance                            (2,495)       (1,639)
                                                      -------       -------
   Net deferred tax assets                                574           481
Deferred tax liabilities:
Excess tax depreciation                                  (426)         (149)
Excess tax goodwill amortization                         (148)          (70)
                                                      -------       -------
   Total deferred tax liabilities                        (574)         (219)
                                                      -------       -------
   Deferred tax asset, net                            $     0       $   262
                                                      =======       =======

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998

The provision (benefit) for income taxes is comprised of the following:

                           (Amounts in thousands)
                         1998        1997        1996
     Current
        Federal        $ (983)     $1,035      $   --
        State             141          --          --
                       ------      ------      ------
                         (842)      1,035          --
     Deferred
        Federal           262        (262)         --
        State              --          --          --
                       ------      ------      ------
                          262        (262)         --
                       ------      ------      ------
     Total             $ (580)     $  773      $   --
                       ======      ======      ======

Included in the Company's deferred tax assets are AMT carryforwards of approximately $919,000 which have no expiration date. At December 31, 1998, the Company has net operating less carryforwards of approximately $1,922,000 which expire in 2013.

10. Major Customers

A significant part of the Company's manufacturing business is dependent on a few customers. During the year ended December 31, 1998, approximately 14,400,000 was shipped to NEC and $5,342,000 was shipped to Hewlett Packard. During the year, approximately $3,036,000 of product was shipped to Germany. The loss of any one of these customers could have a material adverse effect on the Company.

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

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


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

12. Allowance for Claims and Liabilities

The Company assumed certain share redemption liabilities from CMCRE, then a majority owned subsidiary of CMC. Preferred shares are redeemable at $100 per share and common shares at $153.43 per share. At December 31, 1998, 2,409 preferred shares and 4,668 common shares are still outstanding for a liability of approximately $957,000. The liability is being reduced as the minority shareholders submit their shares for redemption.

The Company has a $323,000 liability related to workers' compensation claims incurred while operating under Milwaukee Land Company. This liability is being reduced as payments are being made to the insurance provider.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998


13. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. As of and for the years ended December 31, 1998 and December 31, 1997, certain information relating to the Company's business segments are set forth in the table below:

Selected Financial Data for 1998

                                     (Amounts in Thousands)
                                                                               Depreciation
                                                             Income (loss)         and
                       Identifiable        Sales and          before 1998      Amortization        Capital
    Business Segment     Assets        Other Income (loss)       Taxes           Expense         Expenditures

    Manufacturing (1)       $28,184          $27,668              $(1,530)           $2,528            $1,397
    Real estate               8,427              414                  414
    Corporate                   752               89               (1,601)                -
                            -------          -------              -------            ------            ------
    Total Company           $37,363          $28,171              $(2,717)           $2,528            $1,397
                            =======          =======              =======            ======            ======

(1) Includes Solder from April 10, 1998 and Zecal from April 29, 1998.

Selected Financial Data for 1997

                                                                     Depreciation
                                                     Income (loss)       and
                       Identifiable     Sales and     before 1997    Amortization      Capital
    Business Segment     Assets       Other Income       Taxes         Expense      Expenditures

    Manufacturing(1)       $21,297       $15,093        $ 2,885          $  776         $  966
    Real estate              8,602         1,012          1,012              --             --
    Corporate                  280           300         (1,149)             --              -
                           -------       -------        -------          ------         ------
    Total Company          $30,179       $16,405        $ 2,748          $  776         $  966
                           =======       =======        =======          ======         ======

(1) Includes PG from May 31, 1997 through December 31, 1997.

14.  Non-qualified Stock Option and Stock Appreciation Rights

On May 27, 1997, HTI stockholders approved the 1997 Incentive and Capital Accumulation Plan (the "Plan"). Pursuant to the Plan, on January 2, 1998, the compensation committee of the Board of Directors of the Company granted
(i) non-qualified stock options for 50,000 shares of common stock and stock appreciation rights ("SAR") with respect to 25,000 shares of common stock to Peter G. VanHeusden; (ii) non-qualified stock options for 50,000 shares of common stock and SARs with respect to 25,000 shares of common stock to Edwin Jacobson; and (iii) SARs with respect to 25,000 shares of common stock to Frank
L. Reed. The benefits granted to Edwin Jacobson vested on

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998

May 30, 1998. The benefits granted to Peter G. VanHeusden and Frank L. Reed will all vest on May 30, 2002. The exercise price of the non-qualified stock options and the SARs is $16.625 per share, which was the fair value of the stock at the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its employee stock options, because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No.
123. "Accounting for Stock-Based Compensation (Statement 123)," requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employees stock options granted subsequent to December 31, 1994, under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

The Company's pro forma information follows:

                                                   December 31
                                                       1998
                                                   ------------
     Loss from continuing operations               $     (2,137)
                                                        =======
     Pro forma loss from continuing operations     $     (2,524)
                                                        =======
     Loss per share from continuing operations

          Basic and diluted                               (1.28)
                                                        =======
     Pro forma loss per share from continuing

          Basic and diluted                               (1.51)
                                                        =======

The fair value of each option grant is estimated on the day of the grant using the Black Scholes option valuation model with the following assumptions:

                                                       1998
     Expected dividend yield                                  0

     Expected stock price volatility                       .231

     Risk-free interest rate                                5.0

     Weighted-average expected life of options          7 years

     Weighted-average remaining contractual life        9 years

Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Options available for grant under the plans were 75,000 and 175,000 at December 31, 1998 and 1997 respectively.

                          Heartland Technology, Inc.
                         Notes to Financial Statements
                               December 31, 1998

15.  401(k) Plan

On February 1, 1998, PG established a 401(k) savings plan covering substantially all of its employees. PG may make contributions up to a maximum of 2% of the employees compensation and participants fully vest in employer contributions after 5 years. Employees are permitted to make contributions into the plan after one year of employment. Contributions made during 1998 were $49,000.

16. Investment Transactions

Investment transactions for the year ended December 31, 1996 (excluding money market investments) are as follows:

                                                          (Amounts in Thousands)

     Purchases                                                      $     3,505

     Proceeds from sales and maturities                             $     4,921


INVESTMENT COMPANY STATEMENTS (1996)

17. Summary of Significant Accounting Policies

(a) Investment transactions and investment income
Security transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined on an identified cost basis. Interest income is recorded on the accrual basis and includes amortization of premium and accretion of discount on securities owned.

(b) Use of Estimates
Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

18. Net Assets

Net assets at December 31, 1996 consisted of the following items (dollars in thousands, except share amounts):

Common stock - $0.30 par value per share, authorized 10,000,000
     shares, 1,671,238 shares issued and outstanding                $       501
Paid in capital                                                          10,773
Undistributed net investment income                                      10,333
Undistributed net realized gains on investment transactions                 590
Net unrealized depreciation on investments                               (4,613)
                                                                    -----------
     Net Assets                                                     $    17,584
                                                                    ===========

19. Investment Services

During 1996, the Company paid advisory fees for investment advisory services under an agreement with OFFITBANK, a nonaffiliated investment advisor. For the services rendered by OFFITBANK under the agreement, the Company paid OFFITBANK an annual investment advisory fee equal to .20 of 1% per annum of the value of the portfolio under management. The agreement provided that the advisory fee was payable quarterly in arrears based on the average month-end value of the portfolio during such quarter.

20. Federal Income Taxes

As of December 31, 1996, the Company has deferred tax assets consisting of tax Net operating loss carry forwards of approximately $146,000, AMT credit carry forwards of approximately $919,000 and tax unrealized investment losses of approximately $1,113,000. For financial reporting purposes, a valuation allowance had been provided to offset the deferred tax assets.

                           Heartland Technology Inc.
                         Notes to Financial Statements
                               December 31, 1998

21. Related Party Transactions

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

For the year ended December 31, 1996, the Company paid CMC Heartland approximately $141,000 for staff salary and operating expense allocations.

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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

  1. Financial statements

The financial statements of Heartland Technology, Inc. are included in Part II,
Item 8:


Report of Independent Auditors...............................................................................  16

Operating Company
  Consolidated Balance Sheets at December 31, 1998 and 1997..................................................  17
  Consolidated Statements of Operations for the year ended December 31, 1998 and 1997........................  18
  Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998 and 1997..............  19
  Consolidated Statements of Cash Flows year ended December 31, 1998 and 1997................................  20

Investment Company
  Statement of Operations for the year ended December 31, 1996...............................................  22
  Statement of Changes in Net Assets for the year ended December 31, 1996....................................  23
Notes to Consolidated Financial Statements...................................................................  24


The following financial statement schedule is included in Item 14(b)--Schedule II Valuation Allowance.

  2. Financial statement schedules

The financial statements and financial statement schedules of Heartland Partners, L.P. are included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, of Heartland Partners, L.P. (File No. 1-10520).

  3. Exhibits

2.1 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to
     Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998)). +

2.2 Acquisition Agreement, dated as of April 29, 1998, by and between Zecal, Inc., as seller, and Zecal Corp., as buyer (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 13, 1998 (the "Registrant's Form 8-K" dated May 1998)). +

3.1 Certificate of Incorporation, dated as of June 2, 1993 incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.2 Certificate of Amendment of Certificate of Incorporation, dated October 29, 1997 incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.3 By-laws, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10/A (Amendment No. 1), dated June 24, 1993.

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

10.4 Conveyance Agreement, dated June 29, 1993 by and among Chicago Milwaukee Corporation and Milwaukee Land Company incorporated by reference to
      Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.5 Facilities Agreement, dated June 29, 1993, by and between Milwaukee Land Company and Heartland Partners, L.P. incorporated by reference to Exhibit
      10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


10.9 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.10 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to
      Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.12 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to
      Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.13 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.15 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.16 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.17 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to
      Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.18 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to
      Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.19 First Amendment and Waiver, dated January 26, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.20 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.21 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to
      Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.22 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $1,700,000, and payable to Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated April 1998).

10.23 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $400,000, and payable to Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated April 1998).

10.24 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $175,000, and payable to Corporate Finance Associates (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated April 1998).

10.25 Continuing Guaranty, dated as of April 10, 1998, by Heartland Technology, Inc. in favor of Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated April 1998).

10.26 Loan and Security Agreement, dated as of April 10, 1998, by and between Solder Station-One, Inc., SS Acquisition Corporation, and LaSalle National Bank (incorporated by reference to Exhibit 99.5 to the Registrant's
      Form 8-K dated April 1998).

10.27 Guaranty, dated as of April 10, 1998, from Heartland Technology, Inc. to LaSalle National Bank (incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K dated April 1998).

10.28 Promissory Note, dated April 29, 1998, of Zecal Corp., in the principal amount of $1,100,000, and payable to Zecal, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1998).

10.29 Guaranty, dated April 29, 1998, by Heartland Technology, Inc. in favor of Zecal, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1998).

10.30 Loan and Security Agreement, dated as of April 29, 1998, by and between Zecal Corp., any other Credit Party executing the agreement, and General Electric Capital Corporation Inc. (incorporated by reference to Exhibit
      99.3 to the Registrant's Form 8-K dated May 1998).

10.31 Second Amendment and Consent, dated April 29, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 (incorporated by reference to Exhibit 99.4 to the Registrant's form 8-K dated May 1998).

10.32 Third Amendment dated July 13, 1998, between P.G. Design Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation, to the Loan Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.33 Waiver of Payment under Term Credit Commitment, dated September 1, 1998, by and among LaSalle National Bank, Solder Station-One and SS Acquisition Corporation, to the Loan and Security Agreement dated April 10, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.34 Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation to the Loan and Security Agreement dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.35 First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric Capital Corporation to the Loan and Security Agreement dated April 29, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.36 Credit and Security Agreement by and between PG Design Electronics, Inc. and Norwest Business Credit, Inc. dated as of December 31, 1998. (filed herewith)

21    Subsidiaries of Heartland Technology, Inc. (filed herewith).

27    Financial Data Schedule (filed herewith).

99.1 Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 1998, of Heartland Partners, L.P. (filed herewith).
____________________________
* Management contract or compensatory plan or arrangement.
+ Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.


(b)  Reports on Form 8-K
   No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HEARTLAND TECHNOLOGY, INC.
                                                   (Registrant)

                                           By:     Edwin Jacobson
                                              ---------------------------
                                                   Edwin Jacobson
                                           President and Chief Executive Officer
                                                (Principal Executive Officer)

                                 By:         Richard P.Brandstatter
                                       --------------------------------------
                                             Richard P. Brandstatter
                                 Vice President-Finance, Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)


Date:     March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dated indicated.


       Robert S. Davis                                     Edwin Jacobson
--------------------------------------    --------------------------------------
       Robert S. Davis                                     Edwin Jacobson
    (Director of Heartland                            (Director of Heartland
        Technology, Inc.)                                 Technology, Inc.)
       March 31, 1999                                    March 31, 1999

       Gordon E. Newman                                    Ezra K. Zilkha
--------------------------------------    --------------------------------------
       Gordon E. Newman                                    Ezra K. Zilkha
    (Director of Heartland                            (Director of Heartland
        Technology, Inc.)                                 Technology, Inc.)
       March 31, 1999                                    March 31, 1999

       John R. Torell, III
--------------------------------------
       John R. Torell, III
    (Director of Heartland
        Technology, Inc.)
       March 31, 1999

                           Heartland Technology Inc.
                        Schedule II--Valuation Reserves
                        Allowance for Doubtful Accounts

                                                Year ended December 31
                                                    (in Thousands)
                                                ----------------------
                                                1998     1997     1996
                                                ----     ----     ----

Balance beginning of year                       $ 73     $ 73     $ --
 Additions through current year acquisitions     102
Provision                                         85       73
Deductions                                       (87)      --
                                                ----     ----     ----
Balance end of year                              173     $ 73
                                                ====     ====     ====

(1)  Uncollectible accounts written off, net of recoveries

                        Inventory Obsolescence Reserve


                                               1998        1997        1996
                                              --------    --------    --------
                                                       (In thousands)
Balance beginning of year                     $   475     $    --     $    --
Provision                                         453         475          --
Deduction                                          --          --          --
Other                                              --          --          --
                                              -------     -------     -------
Balance end of year                           $   928     $   475     $    --
                                              =======     =======     =======

                        Income Tax Valuation Allowance

                                                1998        1997        1996
                                              --------    --------    --------
                                                       (In thousands)
Balance beginning of year                      $1,639      $2,178      $2,178
Provision                                         856          --          --
Deduction                                          --        (539)         --
Other                                              --          --          --
                                               ------      ------      ------
Balance end of year                            $2,495      $1,639      $2,178
                                               ======      ======      ======

                          HEARTLAND TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


Exhibit
Number                            Description

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

3.1 Certificate of Incorporation, dated as of June 2, 1993 incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.2 Certificate of Amendment of Certificate of Incorporation, dated October 29, 1997 incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.3 By-laws, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10/A (Amendment No. 1), dated June 24, 1993.

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

10.4 Conveyance Agreement, dated June 29, 1993 by and among Chicago Milwaukee Corporation and Milwaukee Land Company incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.5 Facilities Agreement, dated June 29, 1993, by and between Milwaukee Land Company and Heartland Partners, L.P. incorporated by reference to
          Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit
          10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.9 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.10 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.12 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.13 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden incorporated by reference to Exhibit
          10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.15 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.16 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.17 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.18 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.19 First Amendment and Waiver, dated January 26, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit
          10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.20 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.21 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.22 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $1,700,000, and payable to Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated April
          1998).

10.23 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $400,000, and payable to Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated April
          1998).

10.24 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $175,000, and payable to Corporate Finance Associates (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated April 1998).

10.25 Continuing Guaranty, dated as of April 10, 1998, by Heartland Technology, Inc. in favor of Odilon Cardenas and Enedina Cardenas (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated April 1998).

10.26 Loan and Security Agreement, dated as of April 10, 1998, by and between Solder Station-One, Inc., SS Acquisition Corporation, and LaSalle National Bank (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated April 1998).

10.27 Guaranty, dated as of April 10, 1998, from Heartland Technology, Inc. to LaSalle National Bank (incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K dated April 1998).

10.28 Promissory Note, dated April 29, 1998, of Zecal Corp., in the principal amount of $1,100,000, and payable to Zecal, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1998).

10.29 Guaranty, dated April 29, 1998, by Heartland Technology, Inc. in favor of Zecal, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1998).

10.30 Loan and Security Agreement, dated as of April 29, 1998, by and between Zecal Corp., any other Credit Party executing the agreement, and General Electric Capital Corporation Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated May
          1998).

10.31 Second Amendment and Consent, dated April 29, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 (incorporated by reference to Exhibit
          99.4 to the Registrant's form 8-K dated May 1998).

10.32 Third Amendment dated July 13, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp) and General Electric Capital Corporation, to the Loan Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.33 Waiver of Payment under Term Credit Commitment, dated September 1, 1998, by and among LaSalle National Bank, Solder Station-One and SS Acquisition Corporation, to the Loan and

          Security Agreement dated April 10, 1998 incorporated by reference to
          Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.34 Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation to the Loan and Security Agreement dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.35 First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric Capital Corporation to the Loan and Security Agreement dated April 29, 1998 incorporated by reference to Exhibit
          10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.36 Credit and Security Agreement by and between PG Design Electronics, Inc. and Norwest Business Credit, Inc. dated as of December 31, 1998. (filed herewith)

21        Subsidiaries of Heartland Technology, Inc. (filed herewith).

27        Financial Data Schedule (filed herewith).

99.1 Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 1998, of Heartland Partners, L.P. (filed herewith).
_____________________________

*    Management contract or compensatory plan or arrangement.

+ Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.