Form 10-Q
period 1999-03-31
HEARTLAND TECHNOLOGY INC
filed 1999-05-17
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      March 31, 1999
                                        -------------------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _________________

Commission File Number: 1-11956


                          HEARTLAND TECHNOLOGY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                      36-1487580
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  547 West Jackson Boulevard, Chicago, Illinois                   60661
-------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


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
                                    Yes X   No
                                       ---     ---

As of May 12, 1999, there were 1,671,238 shares of the registrant's common stock outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999



                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

              Consolidated Balance Sheets..............................    3

              Consolidated Statements of Operations....................    4

              Consolidated Statements of Cash Flows....................    5

              Notes to Consolidated Financial Statements...............    6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operation......................................   10

Item 3   Quantitative and Qualitative Disclosures About Market Risk....   18


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..............................   19

              Signatures...............................................   20

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HEARTLAND TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except share amounts)


                                                                                March 31          December 31
                                                                                  1999               1998
                                                                                --------          -----------
ASSETS                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $    --            $    --
     Accounts receivable, net of reserves                                         4,833              3,374
     Due from affiliate                                                             392                286
     Inventories, net                                                             2,923              3,105
     Prepaid expenses                                                               228                310
     Refundable taxes                                                               950                794
                                                                                -------            -------
         Total current assets                                                     9,326              7,869
                                                                                -------            -------

Property and equipment:
     Machinery and equipment                                                      9,757              9,719
     Furniture and fixtures                                                         524                473
     Leasehold improvements                                                         991                985
                                                                                -------            -------
     Property and equipment at cost                                              11,272             11,177
     Less accumulated depreciation                                                2,878              2,328
                                                                                -------            -------
     Property and equipment, net                                                  8,394              8,849
                                                                                -------            -------

Other assets:
     Goodwill, net of accumulated amortization                                   11,953             12,069
     Deferred debt issuance costs net of accumulated amortization                   146                248
     Other                                                                          151                187
     Investment in partnerships                                                   8,128              8,141
                                                                                -------            -------
         Total assets                                                           $38,098            $37,363
                                                                                =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit                                                            $ 3,382            $ 3,603
     Accounts payable, trade                                                      2,409              2,837
     Accrued expenses and other liabilities                                       1,554              1,393
     Current portion of long-term debt                                            2,199              2,236
     Current portion of capital lease obligations                                    61                 61
     Allowance for claims and liabilities                                         1,281              1,281
     Payable to affiliates                                                          747                398
                                                                                -------            -------
         Total current liabilities                                               11,633             11,809
                                                                                -------            -------

Long-term debt, less current portion                                              9,919              7,940
Capital lease obligation, less current portion                                      177                192

Stockholders' equity:

     Common stock, $.30 par value per share, authorized 10,000,000
     shares, 1,671,238 shares issued and outstanding                                501                501

     Additional paid-in capital                                                  10,773             10,773
     Retained earnings                                                            5,095              6,148
                                                                                -------            -------
         Total stockholders' equity                                              16,369             17,422
                                                                                -------            -------
         Total liabilities and stockholders' equity                             $38,098            $37,363
                                                                                =======            =======

See accompanying Notes to Condensed Consolidated Financial Statements

                          HEARTLAND TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

               (Amounts in Thousands, except per share amounts)
                                  (Unaudited)

                                                                    Three Months Ended
                                                           ----------------------------------
                                                           March 31, 1999      March 31, 1998
                                                           --------------      --------------
Net sales                                                  $        7,872      $        5,242
Cost of sales                                                       5,804               3,801
                                                           --------------      --------------
Gross margin                                                        2,068               1,441

Other income:
     Interest income                                                   --                  16
     Management fee from affiliate                                    106                 106
     Loss from investment in partnerships                             (13)                (28)
     Miscellaneous, net                                                 1                  --
                                                           --------------      --------------
Total other income                                                     94                  94
Other expenses:
     Selling, general and administrative                            2,207               1,633
     Interest expense                                                 269                 142
     Special compensation amortization                                 --                 188
     Amortization expense                                             184                  --
                                                           --------------      --------------
         Total other expenses                                       2,660               1,963
                                                           --------------      --------------
Loss before income taxes and extraordinary item                      (498)               (428)
Income tax expense (benefit)                                           46                (190)
                                                           --------------      --------------
Net loss before extraordinary loss                                   (544)               (238)
                                                                     (509)                 --
Extraordinary loss on debt refinancing
Net loss after extraordinary loss                          $       (1,053)     $         (238)
                                                           ==============      ==============
Net loss per share - basic and diluted                     $         (.63)     $         (.14)
                                                           ==============      ==============
Weighted average number of common shares outstanding                1,671               1,671
                                                           ==============      ==============

See accompanying Notes to Condensed Consolidated Financial Statements

                          HEARTLAND TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Amounts in Thousands)
                                  (Unaudited)


OPERATING ACTIVITIES:                                                 Three Months Ended

                                                                March 31, 1999   March 31, 1998
                                                                --------------   --------------
Net loss                                                        $       (1,053)   $        (238)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                         737              345
     Special compensation amortization                                      --              188
     Equity in loss from investments in Partnerships                        13               28
     Bad debt expense                                                       15               --
     Deferred income taxes                                                                  (53)
     Reserve for inventory obsolescence                                   (143)              --
     Changes in operating assets and liabilities:
         Accounts receivable                                            (1,474)          (1,376)
         Due from affiliate                                               (106)            (185)
         Inventories, net                                                  325             (392)
         Prepaid expenses and other assets                                  64             (120)
         Refundable taxes                                                 (156)              --
         Accounts payable and accrued expenses                            (267)             580
         Due to affiliate                                                  349               --
                                                                --------------   --------------
     Net cash provided by operating activities                          (1,696)          (1,223)

INVESTING ACTIVITIES:
Purchases of property and equipment                                        (98)            (152)
                                                                --------------   --------------
     Net cash used in investing activities                                 (98)            (152)

FINANCING ACTIVITIES :
Net borrowings (payments) under line of credit                            (221)             876
Proceeds from issuance of long-term debt                                 2,358               --
Payments on  capital leases                                                (15)              --
Principal payments on long-term debt                                      (416)            (415)
Debt issuance costs                                                         88               --
                                                                --------------   --------------
     Net cash used in financing activities                               1,794              461
                                                                --------------   --------------

Increase (decrease) in cash and cash equivalents                           -0-             (914)

Cash and cash equivalents at beginning of period                           -0-            3,232
                                                                --------------   --------------
Cash and cash equivalents at end of period                      $          -0-   $        2,318
                                                                ==============   ==============

See accompanying Notes to Condensed Consolidated Financial Statements

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of Heartland Technology, Inc. ("HTI" or the "Company"), its subsidiaries, P.G. Design Electronics, Inc.("PG"), Solder Station-One, Inc. ("Solder") and Zecal Corp.("Zecal"), a subsidiary of PG. The consolidated financial statements include the accounts of Solder, from April 10, 1998 and the accounts of Zecal from April 29, 1998. All significant intercompany transactions and accounts have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Sales to a few large customers continue to account for a significant percentage of the Company's revenues. The Company does not have long term contracts with any of these large customers. If the Company loses a major customer, or if a major customer reduces its purchases of products and services, financial results will be materially effected.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K.

2.   Organization

Milwaukee Land Company ("MLC") was organized as a corporation under the laws of the State of Iowa on September 14, 1881. Prior to June 30, 1993, MLC was a wholly-owned subsidiary of Chicago Milwaukee Corporation ("CMC") or its affiliates.

In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships-Heartland Partners, L.P. ("Heartland"), a publicly traded limited partnership of which MLC is the general partner and also holds limited partner interests and CMC Heartland Partners ("CMC Heartland"), a general partnership in which HTI and Heartland are the general partners and MLC is the managing general partner. On June 30, 1993, CMC distributed

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


HTI's common stock to CMC stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI"). Through its partnership interests in Heartland Partners, L.P. and CMC Heartland, the Company is engaged in the business of development of real estate, including the properties formerly owned by the Company.

In May 1997, HTI purchased substantially all of the assets, and assumed certain liabilities of, PG Design. PG Design was engaged in the business of contract design and manufacture of electronics assemblies for computer and computer printer original equipment manufacturers ("OEM").

On April 10, 1998, HTI acquired 100% of the outstanding common stock of Solder, a provider of speciality services to the printed circuit board industry.

On April 29, 1998, PG acquired certain assets and assumed certain liabilities of Zecal, which owns patented "Z-Strate"(R) technology for plating copper circuits on a ceramic substrate.

3.   Inventories

The components of inventory consist of the following: (amounts in thousands):

                                                 March 31, 1999    December 31, 1998
                                                 --------------    -----------------
         Raw materials                           $        3,564    $           3,667

         Work-in-process                                     52                  110

         Finished goods                                      92                  256
                                                 --------------    -----------------

                                                          3,708                4,033

         Less: Allowance for obsolescence                   785                  928
                                                 --------------    -----------------

         Total                                   $        2,923    $           3,105
                                                 ==============    =================

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   Net Loss per Share

Net loss per share for the first quarter of 1999 and the first quarter of 1998 amounted to $.63 and $.14 per share, respectively, based on 1,671,238 shares outstanding.

5.   Information on Unconsolidated Investee

The following is the Condensed Balance Sheet as of March 31, 1999 and December 31, 1998 and the summarized income statement for Heartland Partners, L.P., in which the Company has a general partnership interest and a Class B limited partnership interest. All periods are unaudited except for December 31, 1998 and all amounts are in the thousands.

                                                                March 31,   Dec. 31,
                                                                  1999        1998
                                                                ---------   --------
   Assets:
   -------
   Cash and marketable securities                               $ 2,982      $ 3,828
   Receivables, net                                                 526          353
   Other assets                                                   1,323          720
   Net properties and investment in joint venture                31,482       28,330
                                                                -------      -------

   Total assets                                                 $36,313      $33,231
                                                                =======      =======



   Liabilities:
   ------------
   Accounts payable, accrued expenses and other liabilities     $ 7,539      $ 7,568
   Allowed for claims and liabilities                             2,618        2,762
   Loans payable                                                 17,594       13,492
                                                                -------      -------
   Total liabilities                                             27,751       23,822
                                                                -------      -------
   Total partners' capital                                        8,562        9,409
                                                                -------      -------
   Total liabilities and partners' capital                      $36,313      $33,231
                                                                =======      =======

                                                         Three Months Ended
                                                          1999        1998
                                                         -------     -------
                  Sales, Rental & Other Income           $ 2,042     $ 1,265
                                                         =======     =======
                  Gross profit                           $    97     $  (168)
                                                         =======     =======
                  Net loss                               $  (847)    $(1,851)
                                                         =======     =======

The real estate business covers the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partner interest and a Class B limited partnership interest in Heartland Partners, L.P. ("Heartland"). The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and allocation of taxable income and loss.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.   Debt Obligations

The companies debt obligations, consist of the following:

                                                                                          (Amounts in thousands)

                                                                                  March 31, 1999      December 31,1998
                                                                                  --------------      ----------------
Line of Credit with Wells Fargo Business Credit Inc. (formerly Norwest Business
Credit, Inc.), bearing interest at lenders' rate + .25% (7.75% at March 31,
1999), maximum available amount $10,500,000                                       $        2,624      $

Line of Credit G. E. Capital Corporation                                                                         2,924

Line of Credit with LaSalle National Bank bearing interest at a base rate
+2% (7.4% at March 31, 1999)                                                                 758                   679
                                                                                  --------------      ----------------
Total lines of Credit                                                             $        3,382      $          3,603
                                                                                  ==============      ================


Term loans payable to LaSalle National Bank in original principal amounts of      $          907/1/   $          1,007/1/
$1,200,000 and $900,000. Interest is at prime +1.5% and prime +1% (8.5% and 8.0%
at March 31, 1999, respectively) and is paid monthly. The loans have level
monthly principal payments over three and five years respectively.                           720                   765

Term loan payable to Wells Fargo in an original amount of $4,500,000. Principal payments of $75,000 plus interest is payable over a 60 month period. Interest
accrues at lender's rate +.25% (7.75% at March 31, 1999)                                   4,275

Term loan with G.E. Capital Corporation                                                                          2,142

Other Notes Payable                                                                          300                   350

Subordinated note to the sellers of Solder bearing 8% interest payable quarterly and having three semiannual principal payments of $400,000 plus a final $616,000
payment. The first installment is due on October 10, 1999.                                 1,816                 1,812

Subordinated note to the seller of Zecal Corp. with 8% interest beginning on
April 29, 1999. Interest and principal payments of $91,667 are due quarterly
beginning July 30, 1999.                                                                   1,100                 1,100

Subordinated notes to the seller of P.G. Design bearing 8% interest, paid quarterly. The notes are payable $1,500,000 in September 2000 and $1,500,000 in
May 2002.                                                                                  3,000                 3,000
                                                                                  --------------      ----------------

Total Long Term Debt                                                                      12,118                10,176
                                                                                  --------------      ----------------

less Current Portion of long term debt                                                     2,199                 2,236
                                                                                  --------------      ----------------

Long term debt less current portion                                               $        9,919      $          7,940
                                                                                  ==============      ================

/1/ LaSalle loan in original amount of $1,200,000

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


6.   Debt Obligations (continued)

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. The agreement, effective December 31,1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the lenders' rate plus 0.25% (7.75% at March 31, 1998). An origination fee of $112,500 was paid in January 1999. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of
 .25% per annum is payable on the total facility due and payable on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8 , 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC.

In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees which were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company is in default of certain financial covenants for which it received a waiver to the covenants.

Solder is in violation of certain financial covenants of the loan agreement at December 31, 1998 and at March 31, 1999, and has obtained waivers of the violations from LaSalle to January 1, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance, achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

The Company is engaged in 2 lines of business: (1) manufacturing and (2) real estate. The manufacturing segment covers the Company's manufacture of electronic assemblies on a contract basis primarily for the computer and computer printer industry, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


The Company uses surface mount technology ("SMT") in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces printed circuit boards on ceramic substrate using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry.

The Company's primary customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs"). The Company has developed a product called the "Portal(R)" which is an interactive electronic information center used for point of purchase applications and information appliances. The Company is also developing a Portal(R) internet payphone station. P.G. Design is assembling a liquid crystal display unit for an automotive entertainment device. The initial order was for $4.5 million. Z-Strate(R) based devices are used in power supply, transformer and controller devices. The Company is prototyping Z-Strate(R) for cellular telephone and automotive manufacturers. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

The real estate business covers the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partner interest and a Class B limited partnership interest in Heartland Partners, L.P. ("Heartland"). The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and allocation of taxable income and loss.

RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, ceramic circuit boards and printed circuit board services totaled $7,872,000 in the first quarter of 1999 compared to $5,242,000 in the first quarter of 1998. Sales in the first quarter of 1999 include revenues from PG, Solder and Zecal, whereas first quarter 1998 sales included only the results of PG.

The net loss for the first quarter of 1999, prior to the extraordinary charge of $509,000 for debt financing, was $544,000 compared to a loss of $238,000 in the first quarter of 1998.

The loss before debt refinancing, in the current quarter was due to the losses sustained by Zecal. As detailed in the Company's 1998 10-K, management believes Zecal has the potential to achieve profitability. However, the process of qualifying the Z-Strate(R) technology with new manufacturers is a lengthy and expensive one, and management expects Zecal's losses to continue. Management believes the potential long term benefit offered by Z-Strate(R) justifies continuing to support this operation.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


SG&A expenses for the first quarter of 1999 totaled $2,207,000, compared to $1,633,000 for the first quarter of 1998. First quarter SG&A expenses for 1998 excluded the expenses of Solder and Zecal. For the current quarter, SG&A expenses of Solder and Zecal, totaled $657,000.

HTI's loss from the real estate segment for the first quarter of 1999 amounted to $13,000 compared to a loss of $28,000 for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the quarter was $0 as the Company financed its activities through borrowings on its lines of credit. The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from the cash flow expected to be derived from operations and from financing presently in place. Management expects that it will be able to procure additional financing if required and that the Company will require additional financing for further acquisitions or for the development of new facilities required for additional business.

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. The agreement, effective December 31,1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the lenders' rate plus 0.25% (7.75% at March 31, 1998). An origination fee of $112,500 was paid in January 1999. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of
 .25% per annum is payable on the total facility due and payable on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8 , 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC.

In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees which were being amortized over the life of the GECC loans. These amount were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company is in default of certain financial covenants for which it received a waiver to the covenants.

Solder is in violation of certain financial covenants of the loan agreement at December 31, 1998 and at March 31, 1999, and has obtained waivers of the violations from LaSalle to January 1, 2000.

Accounts receivable increased by $1,459,000 and Inventory decreased by $182,000 from December 31, 1998 levels, due to increased sales in the first quarter of 1999 compared to the fourth quarter of 1998.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


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

Losses. The loss before debt refinancing in the current quarter was due to the losses sustained by Zecal. The losses from Zecal plus the $509,000 of debt refinancing resulted in a loss of $1,053,000 for the quarter.

Dependence on Customers. A large percentage (approximately 51%) of first quarter 1999 sales came from two customers. This is significantly below the 71% of sales these two customers represented in 1998. However, sales to a few large customers continue to account for a significant percentage of revenues. The Company does not have long term contracts with any of these large customers. If the Company loses a major customer, or if a major customer reduces its purchases of products and services, financial results will be materially effected. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

Acquisition Integration. The Company's electronic business operations consist of PG, Solder and Zecal. The Company acquired all of these businesses within the past three years. The businesses acquired have different cultures, procedures and organizational structures. The Company expects future acquisitions to have the same kinds of differences. The Company may have difficulties managing growth as it integrates new operations, adds customers and expands. Failure to manage growth, or to control expenses related to growth, may materially affect the business and financial results.

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. In the first quarter of 1999, the Company did not meet certain minimum ratios and other covenants required under existing credit agreements. As a result, the Company sought and received waivers from its creditors for such covenants. The high level of debt, or the restrictions imposed by the debt, may adversely effect financial results or the Company's ability to operate its business, including making future acquisitions. Any future acquisition is expected to require additional financing. The Company may not be able to find additional financing sufficient to make any or all of the desired acquisitions. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely effect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for future non-

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely effect the business and financial results.

Dependence on Key Employees and Management. The Company has hired additional management, engineering, manufacturing, sales and finance personnel, and has restructured operations so that it does not rely significantly on any one individual. However, the loss of key employees may adversely effect the short term business or financial results.

Dependence on Computer Industry. The Company provides products and services principally to the computer segment of the electronics manufacturing industry. The focus is on the high margin segments in the electronic manufacturing and printed circuit board industries. A decline in demand for these products or services will adversely effect the business or financial results. New products and services are being developed and the Company is pursuing acquisitions, to diversify business beyond the computer segment of the electronic manufacturing industry, to keep up with the pace of change in the computer industry and to grow and diversify the business. Failure to successfully develop new products and services demanded by the industry may adversely affect the business and financial results.

Proprietary Rights. PG has been informed by one of its major customers that the customer has a patent relating to demonstration devices for computer printers ("Printer PODs") and that the customer believes that some or all of the Printer PODs manufactured by PG infringe the patent. PG is reviewing the patent and the design of its Printer PODs and believes there is uncertainty as to the extent and validity of the customer's claim of infringement. Additionally, PG is exploring possible resolutions of this issue, including obtaining a license to use the technology covered by the customer's patent and/or redesigning the Printer POD to avoid the alleged infringement. There can be no assurance that PG will be successful in resolving this issue on a basis that is satisfactory both to PG and the customer. The loss of the customer, the loss of the right to continue manufacturing and marketing the Printer PODs and/or the award of damages for infringement could have a material adverse effect on PG's results of operations. In addition, the payment of any fees or royalties pursuant to any license arrangement ultimately entered into with the customer could decrease the profit margin realized by PG in respect of its Printer POD sales. Similarly, such profit margin could be negatively impacted by the costs incurred by PG in its attempts to redesign the Printer POD to avoid the alleged infringement. See "Forward-Looking Statements--Dependence on Customers."

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

Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non patented trade secrets relating to Z-Strate(R) and devices manufactured with Z-Strate(R) as well. The Z-Strate(R) patents are licensed to another company. Zecal does not receive any payments from this license.

Competition. The electronic manufacturing business is very competitive. Many customers are sensitive to prices and also demand high quality products using the most advanced technologies. If a competitor

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


offers a superior product or service, it will adversely affect the Company's ability to compete in the industry. Competitors may have superior resources, research and development and other capabilities. Any advantage a competitor has may adversely effect the Company's business and financial results. Also, customers could vertically integrate or otherwise decide to compete with the Company.

New Products and Technological Change. The Company's customers compete in markets with rapidly changing technology, evolving industry standards and continuously improving products and services. These characteristics create short product life cycles. The Company's success depends upon its customers' ability to develop and market new products successfully in this changing environment. In addition, the Company's success depends on its ability to provide products and services that customers need to develop and market new products. If efforts and strategies to create and sell new products and services and to enter new markets fail to keep up with constantly changing technology, or if customers fail to develop successful new products and services, it may adversely effect the Company's financial efforts.

Acquisition Strategy. The Company is actively seeking acquisitions in the electronic manufacturing industry. The Company believes that strategic acquisitions will help grow and diversify the business. In analyzing acquisitions, careful consideration is given to the new markets, customers and competitors and any other factors that are believed to be relevant to the investment decision. Although investment decisions are carefully analyzed, factors effecting the success of acquired businesses may not develop according to plans, which may adversely affect the Company's business or financial results.

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

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at March 31, 1999 were $17,594,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely effect the Partnerships' financial results and ability to operate, which would have a material effect on our financial results.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


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

Based on our assessments, we determined that significant portions of our software and certain hardware required modifications or replacement so that those systems properly recognize dates beyond December 31, 1999. We believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could materially affect our operations.

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

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. Completion of the testing phase for all significant systems

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


was completed in the first quarter of 1999, with all remediated systems scheduled to be fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are approximately 75% complete in the remediation phase of our operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of affected equipment is expected to be completed by September 30, 1999.

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

We will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $125,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $85,000 ($45,000 expensed and $40,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $5,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $35,000 relates to repair of hardware and software and will be expensed as incurred.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 1999


Item 3. QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $1,625,000 of long term debt at variable rates based on the one month LIBOR rate. For every 1% change in the LIBOR rate, the Company's annual interest expense would change by approximately $16,000, based on the outstanding indebtedness as of March 31, 1999.

The Company has approximately $4,275,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $43,000 based on the outstanding indebtedness as of March 31, 1999.

The Company has $5,916,000 of long term debt at a fixed rate of 8%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

                          PART II- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

   10.1 Second Amendment to Credit and Security Agreement and Waiver of Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999.

   10.2 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999.

   10.3 1999 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999.

   27.1    Financial Data Schedule


b)   Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         HEARTLAND TECHNOLOGY, INC.
                                                (Registrant)

Date:    May 14, 1999                    BY: /s/ Edwin Jacobson
                                            -----------------------------------
                                               Edwin Jacobson
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)







Date:    May 14, 1999                    BY: /s/ Richard P. Brandstatter
                                            -----------------------------------
                                               Richard P. Brandstatter
                                           Vice-President-Finance, Secretary
                                                    and Treasurer
                                          (Principal Financial and Accounting
                                                      Officer)

                          Heartland Technology, Inc.
                               Index to Exhibits


Exhibit No.                        Description
-----------                        -----------

10.1 Second Amendment to Credit and Security Agreement and Waiver of Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999.

10.2 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999.

10.3 1999 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999.

27.1         Financial Data Schedule