Form 10-Q
period 1999-06-30
HEARTLAND TECHNOLOGY INC
filed 1999-08-16
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
                                    -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

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


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No ___
                                    ---

As of August 12, 1999, there were 1,671,238 shares of the registrant's common stock outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999



                                     INDEX

PART I.  FINANCIAL INFORMATION


Item 1    Financial Statements
               Consolidated Balance Sheets................................    3
               Consolidated Statements of Operations......................    4
               Consolidated Statements of Cash Flows......................    5
               Notes to Consolidated Financial Statements.................    6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................   10

Item 3         Quantitative and Qualitative Disclosures About Market Risk.   18

PART II.  OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K...........................   20
               Signatures.................................................   21

                      PART I       FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          Heartland Technology, Inc.
                          Consolidated Balance Sheets
                 (Dollars in Thousands, except share amounts)

                                                                                   June 30 1999      December 31 1998
                                                                                -----------------    -----------------
                                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $              --    $              --
     Accounts receivable, net of reserves                                                   5,839                3,374
     Due from affiliate                                                                         2                  286
     Inventories, net                                                                       4,413                3,105
     Prepaid expenses                                                                         175                  310
     Refundable taxes                                                                         735                  794
                                                                                -----------------    -----------------
         Total current assets                                                              11,164                7,869
                                                                                -----------------    -----------------

Property and equipment:
     Machinery and equipment                                                               10,052                9,719
     Furniture and fixtures                                                                   564                  473
     Leasehold improvements                                                                 1,007                  985
                                                                                -----------------    -----------------
     Property and equipment at cost                                                        11,623               11,177
     Less accumulated depreciation                                                          3,447                2,328
                                                                                -----------------    -----------------
     Property and equipment, net                                                            8,176                8,849
                                                                                -----------------    -----------------

Other assets:
     Goodwill, net of accumulated amortization                                             11,783               12,069
     Deferred debt issuance costs, net of accumulated amortization                            152                  248
     Other                                                                                    130                  187
     Investment in partnerships                                                             8,110                8,141
                                                                                -----------------    -----------------
         Total assets                                                           $          39,515    $          37,363
                                                                                =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Lines of credit(1)                                                         $           5,203    $           3,603
     Accounts payable, trade                                                                4,350                2,837
     Accrued expenses and other liabilities                                                 1,547                1,393
     Current portion of long-term debt(2)                                                   5,838                2,236
     Current portion of capital lease obligations                                              70                   61
     Allowance for claims and liabilities                                                   1,281                1,281
     Payable to affiliates                                                                    247                  398
                                                                                -----------------    -----------------
         Total current liabilities                                                         18,536               11,809
                                                                                -----------------    -----------------

Long-term debt, less current portion                                                        5,939                7,940
Capital lease obligation, less current portion                                                193                  192

Stockholders' equity:
     Common stock, $.30 par value per share, authorized 10,000,000 shares,
     1,671,238 shares issued and outstanding                                                  501                  501
     Additional paid-in capital                                                            10,773               10,773
     Retained earnings                                                                      3,573                6,148
                                                                                -----------------    -----------------
         Total stockholders' equity                                                        14,847               17,422
                                                                                -----------------    -----------------
         Total liabilities and stockholders' equity                             $          39,515    $          37,363
                                                                                =================    =================

(1)  includes $4,427 of debt in default
(2)  includes $4,050 of debt in default

See accompanying Notes to Condensed Consolidated Financial Statements

                          Heartland Technology, Inc.
                     Consolidated Statement of Operations


               (Amounts in Thousands, except per share amounts)

                                  (Unaudited)

                                                     Three Months Ended June 30                Six Months Ended June 30
                                                  ----------------------------------      ----------------------------------

                                                      1999                  1998               1999                 1998
                                                  --------------      --------------      --------------      --------------
Net sales........................................ $        9,209      $        6,775      $       17,080      $       12,017
Cost of sales....................................          8,250               5,398              14,053               9,199
                                                  --------------      --------------      --------------      --------------
Gross margins....................................            959               1,377               3,027               2,818

Other income:
     Interest income.............................             --                  30                  --                  46
     Management fee from affiliate...............            106                 106                 212                 212
     Loss from investment in partnerships........            (18)                (26)                (31)                (54)
     Miscellaneous, net..........................            247                (298)                248                (298)
                                                  --------------      --------------      --------------      --------------
Total other income (loss)........................            335                (188)                429                 (94)
Other expenses:
     Selling, general and administrative.........          2,239               1,627               4,446               3,260
     Interest expense............................            373                 137                 642                 279
     Amortization expense........................            186                 156                 370                 156
     Special compensation........................             --                  --                  --                 188
                                                  --------------      --------------      --------------      --------------
         Total other expenses....................          2,798               1,920               5,458               3,883
                                                  --------------      --------------      --------------      --------------
Loss before taxes and extraordinary item.........         (1,504)               (731)             (2,002)             (1,159)
Income tax expense (benefit).....................             18                (273)                 64                (463)
                                                  --------------      --------------      --------------      --------------
Net loss before extraordinary loss...............         (1,522)               (458)             (2,066)               (696)
                                                  --------------      --------------      --------------      --------------
Extraordinary loss on debt refinancing...........             --                  --                 509                  --
                                                  --------------      --------------      --------------      --------------
Net loss......................................... $       (1,522)     $         (458)     $       (2,575)     $         (696)
                                                  --------------      --------------      --------------      --------------
Net loss per share before extraordinary loss.....          (0.91)              (0.27)              (1.24)              (0.42)
                                                  --------------      --------------      --------------      --------------
Net loss per share for extraordinary loss........             --                  --               (0.30)                 --
                                                  --------------      --------------      --------------      --------------
Net loss per share-basic and diluted............. $        (0.91)     $        (0.27)     $        (1.54)     $        (0.42)
                                                  ==============      ==============      ==============      ==============
Weighted average number of common shares
outstanding......................................          1,671               1,671               1,671               1,671
                                                  ==============      ==============      ==============      ==============

See accompanying Notes to Condensed Consolidated Financial Statements

                          Heartland Technology, Inc.
                     Consolidated Statement of Cash Flows

                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                            Six Months Ended

Operating activities:                                                                 June 30,1999       June 30,1998
--------------------                                                                 --------------     --------------
Net loss                                                                             $      (2,575)     $         (696)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           1,437                 908
     Special compensation amortization                                                          --                 188
     Equity in loss from investments in Partnerships                                            31                  54
     Bad debt expense                                                                           15                  --
     Deferred income taxes                                                                      --                 (67)
     Reserve for inventory obsolescence                                                       (490)                120
     Changes in operating assets and liabilities:
         Accounts receivable                                                                (2,480)             (1,355)
         Due from affiliate                                                                    284                 287
         Inventories                                                                          (818)             (1,804)
         Prepaid expenses and other assets                                                     138                 (23)
         Refundable taxes                                                                       59                  --
         Accounts payable and accrued expenses                                               1,667               1,680
         Due to affiliate                                                                     (151)                 --
                                                                                    --------------      --------------
     Net cash used in operating activities                                                  (2,883)               (708)

Investing activities:
Purchases of property and equipment                                                           (394)               (933)
Acquisition of businesses, net of cash required                                                  -              (7,559)
All other investing activities                                                                  --                (159)
                                                                                    --------------      --------------
     Net cash used in investing activities                                                    (394)             (8,651)

Financing activities :
Net borrowings under line of credit                                                          1,600               2,611
Proceeds from issuance of long-term debt                                                     2,358               5,856
Proceeds from capital leases                                                                    43                  --
Payments on  capital leases                                                                    (33)                (10)
Principal payments on long-term debt                                                          (757)             (2,330)
Debt issuance costs                                                                             66                  --
                                                                                                --                  --
     Net cash provided by financing activities                                               3,277               6,127

Decrease in cash and cash equivalents                                                           --              (3,232)

Cash and cash equivalents at beginning of period                                                --               3,232
                                                                                    --------------      --------------
Cash and cash equivalents at end of period                                          $           --      $           --
                                                                                    ==============      ==============

See accompanying Notes to Condensed Consolidated Financial Statements

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of Heartland Technology, Inc. ("HTI" or the "Company"), its subsidiaries, P.G. Design Electronics, Inc. ("PG"), Solder Station-One, Inc. ("Solder") and Zecal Corp. ("Zecal"), a subsidiary of PG. The consolidated financial statements include the accounts of Solder, from April 10, 1998 and the accounts of Zecal from April 29, 1998. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the 1998 financial statements to make them comparable to the current period.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the three and the six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

On April 29, 1998, PG acquired certain assets and assumed certain liabilities of Zecal, which owns patented "Z-Strate"(R) technology for plating fine line copper circuits on a ceramic substrate.

3.   Inventories

The components of inventory consist of the following (amounts in thousands):


                                             June 30, 1999     December 31, 1998
                                             -------------     -----------------
        Raw materials                        $       4,374     $           3,667
        Work-in-process                                 10                   110
        Finished goods                                 175                   256
                                             -------------     -----------------
                                                     4,559                 4,033
        Less: Allowance for obsolescence               146                   928
                                             -------------     -----------------
        Inventories, net                     $       4,413     $           3,105
                                             =============     =================


4.   Net Loss per Share

Net loss per share for the second quarter of 1999 was $.91 and the net loss for the six month period ending June 30, 1999 was $1.54. The net losses for the comparable periods of 1998 were $.27 and $.42 per share, respectively. Calculations of earnings per common share are based on 1,671,238 shares outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


5.   Information on Unconsolidated Investee

The following is the condensed balance sheet as of June 30, 1999 and December 31, 1998 and the summarized income statement for the six month periods ended June 30, 1999 and 1998 for Heartland Partners, L.P., in which the Company has a general partnership interest and a Class B limited partnership interest. All periods are unaudited except for the December 31, 1998 balance sheet and all amounts are in the thousands.

                                                            June 30,1999        Dec. 31,1998
                                                            ------------        ------------

Assets:
------
Cash and marketable securities                              $      3,409         $      3,828
Receivables, net                                                     243                  353
Other assets                                                         704                  720
Net properties and investment in joint venture                    35,099               28,330
                                                            ------------         ------------

Total assets                                                $     39,455         $     33,231
                                                            ============         ============

Liabilities:
-----------
Accounts payable, accrued expenses and other liabilities    $      7,638         $      7,568
Allowance for claims and liabilities                               2,778                2,762
Loans payable                                                     21,929               13,492
                                                            ------------         ------------
Total liabilities                                                 32,345               23,822
                                                            ------------         ------------
Total partners' capital                                            7,110                9,409
                                                            ------------         ------------
Total liabilities and partners' capital                     $     39,455         $     33,231
                                                            ============         ============

                                                   Six Months Ended
                                                        June 30
                                                 1999          1998
                                              -----------   -----------
          Sales, rental & other income        $     4,562   $     2,252
                                              ===========   ===========
          Gross profit                        $       598   $       129
                                              ===========   ===========
          Net loss                            $    (2,299)  $    (3,422)
                                              ===========   ===========

The real estate business includes the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partnership interest and a Class B limited partnership interest in Heartland. The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and an allocation of taxable income and loss.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.   Debt Obligations

The companies debt obligations, consist of the following:

                                                                                       (Amounts in thousands)

                                                                               June 30, 1999              December 31,1998
                                                                               -------------              ----------------
Line of credit with Wells Fargo Business Credit Inc. (formerly Norwest
Business Credit, Inc.), bearing interest  at the base rate plus the 3.25%
default rate (11.0% at June 30, 1999)                                          $       4,427              $

Line of credit with G. E. Capital Corporation                                             --                         2,924

Line of credit with LaSalle National Bank bearing interest at the base
rate plus 2%  (7.2% at June 30, 1999)                                                    776                           679
                                                                               -------------              ----------------
Total lines of credit                                                          $       5,203              $          3,603
                                                                               =============              ================
Term loans payable to LaSalle National Bank in original principal              $         807 (1)          $          1,007 (1)
amounts of $1,200,000 and $900,000. Interest is at prime plus 1.5% and prime +1% (8.5% and 8.0% at June 30, 1999, respectively) and is paid monthly. The loans have level monthly principal payments over three and
five years respectively.                                                                 675                           765

Term loan payable to Wells Fargo Business Credit in an original amount of $4,500,000. Principal payments of $75,000 plus interest is payable over a 60 month period. Interest accrues at the base rate plus the 3.25% default
rate (11.0% at June 30, 1999)                                                          4,050

Term loan with G.E. Capital Corporation                                                                              2,142

Other notes payable                                                                      293                           350

Subordinated note to the sellers of Solder bearing 8% interest payable quarterly and having three semiannual principal payments of $400,000 plus a final payment of principal and accrued interest. The first installment is due on October 10,
1999.  Interest payments are deferred and added to the note balance until Solder       1,852                         1,812
achieves certain financial ratios.

Subordinated note to the seller of Zecal Corp. with 8% interest beginning on April 29, 1999.  Interest, with principal payments of $91,667 are due
quarterly beginning July 30, 1999.                                                     1,100                         1,100

Subordinated notes to the seller of P.G. Design bearing 8% interest, paid quarterly. The notes are payable $1,500,000 in September 2000 and
$1,500,000 in May 2002.                                                                3,000                         3,000
                                                                               -------------              ----------------
 Long-term debt                                                                       11,777                        10,176
                                                                               -------------              ----------------
less Current portion of long-term debt                                                 5,838                         2,236
                                                                               -------------              ----------------
Long-term debt, less current portion                                           $       5,939              $          7,940
                                                                               =============              ================
(1)  LaSalle loan in original amount of $1,200,000

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


6.   Debt Obligations (continued)

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at June 30, 1999 is the lender's base rate plus the 3.25% default rate (11.0% at June 30, 1999). Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8 , 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees which were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company is in default of certain financial covenants. Wells Fargo has waived those defaults. As a result of the Company's failure to achieve certain profit levels in the second quarter, the Company was and continues to be in violation of the loan agreement, as of April 30, 1999. The Company does not expect to be in compliance with the profit requirements of the Norwest agreement at year end; but does expect to receive a waiver of the requirements. As a result of the default, Wells Fargo is assessing the default rate of interest beginning May 1, 1999 and is reducing the allowable inventory borrowing base.

Solder is in violation of certain financial covenants of the loan agreement at December 31, 1998, March 31, and June 30, 1999, and has obtained waivers of the violations from LaSalle Bank to January 1, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward- looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance, achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


The Company is engaged in 2 lines of business: (1) manufacturing and (2) real estate. The manufacturing segment includes the Company's manufacturing of electronic assemblies on a contract basis, primarily for the computer and computer printer industry, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry.

The Company uses surface mount technology ("SMT") in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces printed circuit boards on ceramic substrate; using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry.

The Company's primary customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs"). The Company has developed a product called the "Portal(R)" which is an interactive electronic information center used for point of purchase applications and information appliances. PG is assembling a liquid crystal display unit for an automotive entertainment device. In addition, PG has begun assembling printed circuit boards for two major new customers. Z-Strate(R) based devices are used in power supply and controller devices. The Company is prototyping Z-Strate(R) components for cellular telephone, cable television and chip scale package manufacturers. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

The real estate business includes the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partnership interest and a Class B limited partnership interest in Heartland. The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and an allocation of taxable income and loss.

RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, ceramic circuit boards and printed circuit board services totaled $9,209,000 in the second quarter of 1999 compared to $6,775,000 in the second quarter of 1998. Sales for the first six months of 1999 were $17,080,000 compared to $12,017,000 for the comparable period of 1998. Sales for the three month and the six month period ending June 30, 1999 increased from the similar periods of 1998 due to the sales of a liquid crystal display unit for an automotive entertainment device, and due to recording sales for Solder and Zecal in the entire period of 1999.

The net loss for the second quarter of 1999 was $1,522,000 or $.91 per share compared to a loss of $458,000 or $.27 per share for the second quarter of 1998. The net loss for the six month period prior to the extraordinary charge of $509,000 for debt refinancing, was $2,066,000 or $1.24 per share

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


compared to a loss of $696,000 or $.42 per share in the second quarter of 1998. Second quarter results and the results for the six months ended June 30, 1999 were favorably affected by the return of approximately $600,000 of excess inventory to a customer. This inventory had been fully reserved for, at the time of the PG purchase.

The 1999 results include the results of operation for PG, Solder and Zecal, whereas the 1998 results only include PG, the accounts of Solder, from April 10, 1998 and the accounts of Zecal from April 29, 1998. The loss in the current quarter was primarily due to the continuing losses sustained by Zecal.
As detailed in the Company's 1998 10-K, management believes Zecal has the potential to achieve significant sales and profits, although this is not assured. However, the process of qualifying the Z-Strate(R) technology with new manufacturers is a lengthy and expensive one, and management expects Zecal's losses to continue. Management believes the potential long term benefit offered by Z-Strate(R) justifies continuing to support this operation.

SG&A expenses for the second quarter of 1999 totaled $2,239,000, compared to $1,627,000 for the second quarter of 1998. For the six month period ended June 30, 1999 SG&A expenses were $4,446,000 compared to $3,260,000 in the similar period of 1998. SG&A expenses for the second quarter and for the six months ended June 30, 1998 only included the expenses of Solder and Zecal for the periods after April 10, 1998 and April 29, 1998 respectively.

During the second quarter ended June 30, 1999, HTI recovered $247,000 in unreimbursed expenses, associated with the distribution of shareholder funds from the dissolution of the former Chicago Milwaukee Corporation. These expenses were primarily incurred in the period from 1993 through 1997. This reimbursement is included in Other income in the Consolidated Statement of Operations.

HTI's losses from its investments in the real estate partnerships were $18,000 in the second quarter and $31,000 for the first six months of 1999 compared to losses of $26,000 and $54,000 for the respective periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities in 1999 through borrowings on its lines of credit. The Company expects that Zecal will continue to lose money and that the Company will have to obtain additional financing to support its operations. The Company has begun the process of obtaining additional financing. Management expects that it will be able to procure additional financing to meet its operating needs. The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from the cash flow expected to be derived from operations and from the financing it is presently seeking to put in place. The Company will have to obtain financing, reduce its losses or sell assets to continue to meet its operating needs.

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. The agreement provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the lender's base rate plus the 3.25% default rate (11.0% at June 30, 1999).

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility due and payable on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC.

In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees which were being amortized over the life of the GECC loans. These amount were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the Wells Fargo agreement. As a result of the GECC prepayment penalties, the Company is in default of certain financial covenants. Wells Fargo has waived those defaults. As a result of the Company's failure to achieve certain profit levels in the second quarter, the Company was and continues to be in violation of the loan agreement as of April 30, 1999. The Company does not expect to be in compliance with the profit requirements of the Norwest agreement at year end; but does expect to receive a waiver of the requirements. As a result of the default, Wells Fargo is assessing the default rate of interest beginning May 1, 1999 and is reducing the allowable inventory borrowing base.

Solder is in violation of certain financial covenants of the loan agreement at December 31, 1998, March 31, 1999 and June 30, 1999 and has obtained waivers of the violations from LaSalle Bank to January 1, 2000.

Accounts receivable increased by $2,465,000 and Inventory increased by $1,308,000 from December 31, 1998 levels, due to increased sales in the last two months of the second quarter of 1999 compared to the last two months of 1998.

Electronics Business
--------------------

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing and requires additional sources in order to continue to fund the operations of Zecal. The cash outflows used in the 1997 and 1998 investing activities, require that borrowings be available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in operations and results continue, or if the Company is unable to adapt the business to meet industry needs, the Company will continue to rely on lines of credit for its operating cash needs. If the Company is unable to obtain additional sources of financing, or if the ability to borrow under the lines of credit, because of the default, becomes restricted in any way, the Company will be unable to meet day to day cash needs for the business. The inability to meet day to day cash requirements for the business will adversely affect the Company's business or financial results.

Losses. The losses incurred in the second quarter and the six months ended June 30, 1999 were principally due to the losses sustained by Zecal. Reduced gross margins at PG also contributed to the loss.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


Dependence on Customers. While we have diversified the number of customers, a large percentage (approximately 77%) of sales in the first six months of 1999 came from three customers. Sales to a few large customers continue to account for a significant percentage of revenues. The Company does not have long term contracts with any of these large customers. If the Company loses a major customer, or if a major customer reduces its purchases of products and services, financial results will be materially effected. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

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

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. In both the first and the second quarter of 1999, the Company did not meet certain minimum ratios and other covenants required under existing credit agreements and is currently in default on its loan agreements with Wells Fargo. The high level of debt, the restrictions imposed by the debt, or the inability to obtain additional sources of funds may adversely effect financial results, or the Company's ability to operate its business. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely effect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for non-compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely effect the business and financial results.

Dependence on Key Employees and Management. The Company has hired additional management, engineering, manufacturing, sales and finance personnel, and has restructured operations so that it does not rely significantly on any one individual. However, the loss of key employees may adversely effect the short term business or financial results.

Dependence on Computer Industry. The Company provides products and services principally to the computer segment of the electronics manufacturing industry. The focus is on the high margin segments in the electronic manufacturing and printed circuit board industries. A decline in demand for these products or services will adversely effect the business or financial results. New products and services are being developed, to diversify and grow the business. Failure to successfully develop new products and services demanded by the industry may adversely affect the business and financial results.

Proprietary Rights. PG has been informed by one of its major customers that the customer has a patent relating to demonstration devices for computer printers ("Printer PODs") and that the customer believes that some or all of the Printer PODs manufactured by PG infringe the patent. PG is reviewing the

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


patent and the design of its Printer PODs and believes there is uncertainty as to the extent and validity of the customer's claim of infringement. Additionally, PG is exploring possible resolutions of this issue, including obtaining a license to use the technology covered by the customer's patent and/or redesigning the Printer POD to avoid the alleged infringement. There can be no assurance that PG will be successful in resolving this issue on a basis that is satisfactory both to PG and the customer. The loss of the customer, the loss of the right to continue manufacturing and marketing the Printer PODs and/or the award of damages for infringement could have a material adverse effect on PG's results of operations. In addition, the payment of any fees or royalties pursuant to any license arrangement ultimately entered into with the customer could decrease the profit margin realized by PG in respect of its Printer POD sales. Similarly, such profit margin could be negatively impacted by the costs incurred by PG in its attempts to redesign the Printer POD to avoid the alleged infringement. See "Forward- Looking Statements--Dependence on Customers."

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

Warranty Issues. One of the Company's major customers has made a claim under the company's warranty, that parts do not meet performance specifications. The Company believes that it will be able to resolve the issue to the satisfaction of both the customer and the Company, and that the resolution will not have a significant negative impact on the company's financial performance. There can be no assurance that PG will be successful in resolving this issue on a basis that is satisfactory both to the customer and PG. The loss of the customer, or the failure to resolve the issue to the satisfaction of both parties could have a significant negative impact on future earnings.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at June 30, 1999 were $21,929,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely effect the Partnerships' financial results and ability to operate, which would have a material effect on our financial results.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date- sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Our plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, we have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. Based on a review of our product lines, we have determined that most of the products we have sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and continue to monitor their compliance.

For its information technology exposures, to date the Company is substantially complete on the remediation phase and we expect to complete software reprogramming and replacement no later than September 30, 1999. Once software is reprogrammed or replaced for a system, we will begin testing and implementation. These phases run concurrently for different systems. We have begun the testing and implementation of our remediated systems. Completion of the testing phase for all significant systems was completed in the first quarter of 1999, with all remediated systems scheduled to be fully tested and implemented by September 30, 1999, with 100% completion targeted for October 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are approximately 75% complete in the remediation phase of our operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company has recently started with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by September 30, 1999. Testing and implementation of affected equipment is expected to be completed by October 30, 1999.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

We currently have no contingency plans in place if we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in September 1999 and determine whether such a plan is necessary. If we are unable to successfully implement any of the four phases of our Year 2000 plan and we do not develop a contingency plan to address such problems, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially adversely affected.

Item 3.   QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $1,482,000 of long term debt at variable rates based on the one month LIBOR rate. For every 1% change in the LIBOR rate, the Company's annual interest expense would change by approximately $15,000, based on the outstanding indebtedness as of June 30, 1999.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


The Company has approximately $4,050,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $40,000 based on the outstanding indebtedness as of June 30, 1999.

The Company has $5,952,000 of long term debt at a fixed rate of 8%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

                          PART II- OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities.

See Financial Statements: Condensed Consolidated Balance Sheets and Notes to Consolidated Financial Statements, Debt Obligations.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on June 23, 1999.

At the Annual Meeting Edwin Jacobson and John Torell III were elected to be directors of the Company to hold office until the 2002 Annual Meeting of Stockholders. Votes cast for Mr. Jacobson were 1,567,035, votes withheld were 1,076 and non-votes were 103,127. Votes cast for Mr. Torell were 1,566,710, votes withheld were 1,401 and non-votes were 103,127. Directors whose terms of office continued after the meeting were Robert S. Davis, Gordon H. Newman and Ezra K. Zilkha.

The appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year 1999 was ratified with 1,567,078 votes for, 758 votes against, 275 abstentions and 103,127 non-votes.


Item 6.   Exhibits and Reports on Form 8-K

a) Exhibits

 10.1 Default letter of June 30, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc.


 10.2 Default letter of July 28, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc.

 27.1          Financial Data Schedule



b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         HEARTLAND TECHNOLOGY, INC.
                                                (Registrant)

Date:    August 13, 1999                 BY: /s/ Edwin Jacobson
                                             ------------------
                                                 Edwin Jacobson
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)





Date:    August 13, 1999                 BY: /s/ Richard P. Brandstatter
                                             ---------------------------
                                                 Richard P. Brandstatter
                                           Vice-President-Finance, Secretary
                                                     and Treasurer
                                         (Principal Financial and Accounting
                                                       Officer)

                          Heartland Technology, Inc.
                               Index to Exhibits


Exhibit No.                                    Description
-----------                                    -----------

   10.1 Default letter of June 30, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc.

   10.2 Default letter of July 28, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc.

   27.1        Financial Data Schedule