Form 10-Q
period 1999-09-30
HEARTLAND TECHNOLOGY INC
filed 1999-11-15
CIK 831115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999
                                       -----------------------------------------

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________________ to____________________

Commission File Number: 1-10520

                          HEARTLAND TECHNOLOGY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  36-1487580
--------------------------------------------------------------------------------
 (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)              Identification No.)

547 West Jackson Boulevard, Chicago, Illinois                             60661
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

As of November 15, 1999, there were 1,671,238 shares of the registrant's common stock outstanding.

                          Heartland Technology, Inc.
                              September 30, 1999

                                     INDEX

PART I- FINANCIAL INFORMATION


   Item 1.    Financial Statements

                     Consolidated Balance Sheets....................................................    3

                     Consolidated Statements of Operations..........................................    4

                     Consolidated Statements of Cash Flows..........................................    5

                     Notes to Consolidated Financial Statements.....................................    6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operation.............................................................................   11

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................   19


PART II-OTHER INFORMATION

   Item 3.    Defaults Upon Senior Securities.......................................................   20

   Item 6.    Exhibits and Reports on Form 8-K......................................................   20

                     Signatures.....................................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Heartland Technology, Inc.
                          Consolidated Balance Sheets
                 (Dollars in thousands, except share amounts)

                                                          September 30, 1999     December 31, 1998
                                                          ------------------     -----------------
                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $        -             $        -
   Accounts receivable, net of reserves                         5,740                  3,374
   Due from affiliate                                               2                    286
   Inventories, net                                             4,871                  3,105
   Prepaid expenses                                               485                    310
   Refundable taxes                                                28                    794
                                                           ----------             ----------
     Total current assets                                      11,126                  7,869

Property and equipment:
   Machinery and equipment                                     14,571                  9,719
   Furniture and fixtures                                         662                    473
   Leasehold improvements                                       1,626                    985
                                                           ----------             ----------
                                                               16,859                 11,177
   Less accumulated depreciation                                9,102                  2,328
                                                           ----------             ----------
                                                                7,757                  8,849
                                                           ----------             ----------

Other assets:
   Goodwill, net of accumulated amortization                   11,604                 12,069
   Deferred debt issuance costs, net                              134                    248
   Other                                                          159                    187
   Investment in partnerships                                   8,087                  8,141
                                                            ---------               --------
     Total assets                                              38,867                 37,363
                                                            ---------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                          $   4,716              $   3,603
   Accounts payable, trade                                      5,289                  2,837
   Accrued expenses and other liabilities                       2,186                  1,393
   Current portion of long-term debt                            2,856                  2,236
   Current portion of capital lease obligation                     66                     61
   Allowance for claims and liabilities                         1,281                  1,281
   Payable to affiliates                                          473                    398
                                                            ---------              ---------
     Total current liabilities                                 16,867                 11,809

Long term debt, less current portion                            8,426                  7,940
Capital lease obligation, less current portion                    237                    192

Stockholders' equity:
   Common stock, $.30 par value per share, authorized
   10,000,000 shares, 1,621,238 shares issued and
   outstanding                                                    501                    501

   Additional paid-in capital                                  10,773                 10,773
   Retained earnings                                            2,063                  6,148
                                                            ---------              ---------
     Total stockholders' equity                                13,337                 17,422
                                                            ---------              ---------
     Total liabilities and stockholders' equity             $  38,867              $  37,363
                                                            =========              =========

                          Heartland Technology, Inc.
                     Consolidated Statements of Operations

               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months ended               Nine Months ended
                                                             September 30                     September 30
                                                           1999           1998               1999          1998
                                                         -------        -------            --------      --------
Net sales                                                $ 8,909        $ 9,756            $ 25,989      $ 21,773
Cost of sales                                              7,474          5,667              21,527        14,866
                                                         -------        -------            --------      --------
Gross margin                                               1,435          4,089               4,462         6,907

Other income:
  Interest income                                              5              1                   5            47
  Management fee from affiliate                              107            107                 319           319
   Miscellaneous, net                                        (23)           121                 225          (177)
                                                         -------        -------            --------      --------
Total other income                                            89            229                 549           189


Other expenses:
  Selling, general and administrative                      2,341          3,351               6,787         6,611
  Interest expense                                           474            262               1,116           541
  Amortization expenses                                      199            108                 569           264
  Special compensation                                         -              -                   -           188
  Loss from investment in partnerships                        23             39                  54            93
                                                         -------        -------            --------      --------
    Total other expenses                                   3,307          3,760               8,526         7,697
                                                         -------        -------            --------      --------
(Loss) income before taxes and extra. loss                (1,513)           558              (3,515)         (601)
Income tax (benefit) expense                                  (3)           223                  61          (240)
                                                         -------        -------            --------      --------
Net (loss) income before extraordinary loss               (1,510)           335              (3,576)         (361)
                                                         -------        -------            --------      --------
Extraordinary loss (debt refinancing)                          -              -                (509)            -
                                                         -------        -------            --------      --------
Net (loss) income                                        $(1,510)       $   335            $ (4,085)     $   (361)
                                                         =======        =======            ========      ========
Net loss (income) per share before ext. loss             $ (0.90)       $  0.20            $  (2.14)     $  (0.21)
                                                         =======        =======            ========      ========
Net loss per share for extraordinary loss                      -              -            $  (0.30)     $      _
                                                         =======        =======            ========      ========
Net loss per share-basic and diluted                     $ (0.90)       $  0.20            $  (2.44)     $  (0.21)
                                                         =======        =======            ========      ========
Weighted average number of common
shares outstanding                                         1,671          1,671               1,671         1,671
                                                         -------        -------            --------      --------

See accompanying notes to Consolidated Financial Statements

                          Heartland Technology, Inc.
                     Consolidated Statement of Cash Flows
                            (amounts in thousands)
                                  (Unaudited)

                                                                                            Nine months ended
                                                                                     Sept. 30, 1999   Sept. 30, 1998
                                                                                     --------------   --------------
Operating Activities:
Net loss                                                                              $      (4,085)  $         (361)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                               2,263            1,464
  Special compensation amortization                                                               -              188
  Equity in loss from investments in Partnerships                                                54               93
  Bad debt expense                                                                               15                -
  Deferred income taxes                                                                           -              (59)
  Reserve for inventory obsolescense                                                           (420)               -
  Changes in operating assets and liabilities:
    Accounts receivable                                                                      (2,381)            (374)
    Due from affiliate                                                                          284              (73)
    Inventories                                                                              (1,346)            (903)
    Prepaid expenses                                                                           (175)              24
    Refundable taxes                                                                            766                -
    Other assets                                                                                 38                -
    Accounts payable and accrued expenses                                                     3,245              637
    Due to affiliate                                                                             75              360
    Interest payable                                                                              -              118
    Income tax payable                                                                            -             (338)
                                                                                     --------------   --------------
  Net cash (used in) provided by operating activities                                        (1,667)             776

Investing activities:
Purchases of property and equipment                                                            (602)          (1,407)
Acquisition of business, net of cash required                                                     -           (7,559)
All other investing activities                                                                    -               51
                                                                                     --------------   --------------
Net cash used in investing activities                                                          (602)          (8,915)

Financing activities:
Net borrowings under the line of credit                                                       1,113            2,225
Proceeds from issuance of long-term debt                                                      2,358            4,396
Proceeds from capital leases, net of payments                                                    50                -
Principal payments on long term debt                                                         (1,252)          (1,432)
                                                                                     --------------    -------------
Net cash provided by financing activities                                                     2,269            5,189
                                                                                     --------------    -------------

Decrease in cash and cash equivalents                                                             -           (2,950)

Cash and cash equivalents at beginning of period                                                  -            3,232
                                                                                     --------------    -------------
Cash and cash equivalents at end of period                                           $            -    $         282
                                                                                     ==============    =============

See accompanying notes to Consolidated Financial Statements

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

Sales to a few large customers continue to account for a significant percentage of the Company's revenues. The Company does not have long term contracts with any of these large customers. If the Company loses a major customer, or if a major customer materially reduces its purchases of products and services, financial results will be materially affected.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the three and the nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K.

2.  Organization

Milwaukee Land Company ("MLC") was organized as a corporation under the laws of the State of Iowa on September 14, 1881. Prior to June 30, 1993, MLC was a wholly-owned subsidiary of Chicago Milwaukee Corporation ("CMC") or its affiliates.

In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships;
(i) Heartland Partners, L.P. ("Heartland"), a publicly traded limited partnership of which MLC is the general partner and (ii) CMC Heartland Partners ("CMC Heartland"), a general partnership in which HTI and Heartland are the general partners and MLC is the managing general partner. Heartland and CMC Heartland are referred to herein as (the

                          HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

"Partnerships"). On June 30, 1993, CMC distributed HTI's common stock to CMC stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI"). Through its interests in the Partnerships, the Company is engaged in the business of development of real estate, including the properties formerly owned by the Company.

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

3.  Inventories

The components of inventory consist of the following (amounts in thousands):


                                                         September 30, 1999            December 31, 1998
                                                         ------------------            -----------------
Raw materials                                             $           5,425               $        3,667
Work-in-process                                                         385                          110
Finished goods                                                          154                          256
                                                          -----------------              ---------------
                                                                      5,964                        4,033
Less: allowance for obsolescence                                      1,093                          928
                                                          -----------------               --------------
Inventories, net                                          $           4,871               $        3,105
                                                          =================               ==============

4.  Net loss per share

Net loss per share for the third quarter of 1999 was $.90 and the net loss for the nine month period ending September 30, 1999 was $2.44. This compares to net income of $.20 and net loss of $.21 per share for the comparable periods of 1998. Calculations of net loss per common share are based on 1,671,238 shares outstanding.

                           HEARTLAND TECHNOLOGY,INC.
                              September 30, 1999

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

5.  Information on Unconsolidated Investee

The following is the condensed balance sheet as of September 30, 1999 and December 31, 1998 and the summarized income statement for the nine month periods ended September 30, 1999 and 1998 for Heartland, in which the Company has a general partnership interest and a Class B limited partnership interest. All periods are unaudited except for the December 31, 1998 balance sheet and all amounts are in the thousands.

                                                                         September 30,      December 31,
                                                                             1999               1998
                                                                             ----               ----
Asset:
Cash and marketable securities                                          $          3,704    $         3,828
Receivables, net                                                                     306                353
Other assets                                                                         761                720
Net properties and investment in joint venture                                    38,432             28,330
                                                                        ----------------    ---------------
Total assets                                                            $         43,203    $        33,231
                                                                        ================    ===============

Liabilities:
Accounts payable, accrued expenses and other liabilities                $          7,366    $         7,568
Allowance for claims and liabilities                                               2,781              2,762
Loans payable                                                                     27,271             13,492
                                                                        ----------------    ---------------
Total liabilities                                                                 37,418             23,822
Total partners' capital                                                            5,785              9,409
                                                                        ----------------    ---------------
Total liabilities and partners' capital                                 $         43,203    $        33,231
                                                                        ================    ===============

                                                          Nine Months Ended
                                                            September 30,
                                                      1999                1998
                                                      ----                ----
           Property sales                        $         7,542    $          3,005
                                                 ===============    ================
           Gross profit                          $           882    $             87
                                                 ===============    ================
           Net loss                              $        (3,624)   $         (6,229)
                                                 ===============    ================

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

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.    Debt Obligations

The Company's debt obligations, consist of the following:

                                                                                       (amounts in thousands)
                                                                                Sept. 30, 1999        Dec. 31, 1998
                                                                                --------------        -------------
Line of credit with Wells Fargo Business Credit Inc. (formerly  Norwest
Business Credit, Inc.), bearing interest at the base rate plus the 3.25%
default rate (11.5% at September 30, 1999)                                  $            3,914  $

Line of credit with G.E.  Capital  Corporation                                                                2,924

Line of credit with Lasalle National Bank bearing interest at the base
 rate plus 2%  (8.25% at September 30, 1999)                                               802                  679
                                                                           -------------------  -------------------
Total lines of credit                                                       $            4,716  $             3,603
                                                                           ===================  ===================
Term loan payable to LaSalle National Bank in original principal amount of $1,200,000. Interest is at prime plus 1.5% (9.75%  at September 30,
1999) and is paid monthly.  The loan has level monthly principal
payments over three years respectively.                                     $              740  $             1,007

Term loan payable to LaSalle National Bank in original principal amount of $900,000. Interest is at prime plus 1.0% (9.25%  at September 30,
1999) and is paid monthly.  The loan has level monthly principal
payments over five years respectively.                                                     645                  765

Term loan payable to Wells Fargo Business Credit in an original amount of
$4,500,000. Principal payments of $75,000 plus interest is payable over a 60 month period. Interest accrues at the base rate plus the 3.25%
default rate (11.5% at September 30, 1999)                                               3,825



Term loan with G.E.  Capital Corporation                                                                      2,142

Other notes payable                                                                         175                 350

Subordinated note to the sellers of Solder bearing 8% interest payable quarterly and having three semiannual principal payments of $400,000 plus a final payment of principal and accrued interest.  The first installment is due on October 10, 1999.  Interest payments are deferred and added to the note balance until Solder achieves certain financial
ratios.                                                                                   1,889               1,812

Subordinated note to the seller of Zecal Corp. with 8% interest beginning on April 29, 1999.  Interest, with principal payments of $91,667 are due
quarterly beginning July 30, 1999.                                                        1,008               1,100


Subordinated notes to the seller of P.G. Design bearing 8% interest, paid quarterly. The notes are payable $1,500,000 in September 2000 and
$1,500,000 in May 2002.                                                                   3,000               3,000
                                                                           -------------------- --------------------

Long term debt                                                                           11,282               10,176
                                                                           -------------------- --------------------
Less current portion of long-term debt                                                    2,856                2,236
                                                                           -------------------- --------------------
Long term debt, less current portion                                        $             8,426 $              7,940
                                                                           ==================== ====================

                           HEARTLAND TECHNOLOGY,INC.
                              September 30, 1999

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.  Debt Obligations (continued)

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at September 30, 1999 is the lender's base rate plus the 3.25% default rate (11.5% at September 30, 1999). Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter on 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the Company's failure to achieve certain profit levels in the second and third quarter, the Company was and continues to be in violation of the loan agreement. The Company does not expect to be in compliance with the profit requirements of the WFBC agreement at yearend; but does expect to receive a waiver of the requirements. If no waiver is granted, WFBC may exercise any or all of the following remedies under the agreement including, but not limited to, termination of the commitment, accelerating the loan and foreclosure on collateral. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base.

The Company continues to be in violation of certain financial covenants with respect to its LaSalle term loans, for which it has received a waiver to January 1, 2000.

The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. In light of those discussions, the Company did not make a payment of $400,000 to the seller that was due on October 10, 1999. The seller has not notified the Company that it is in default, but may do so.

                          HEARTLAND TECHNOLOGY, INC.
                               September 30, 199

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

The Company uses surface mount technology ("SMT") in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces printed circuit boards on ceramic substrate, using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry.

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

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

The real estate business is comprised of the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partnership interest and a Class B limited partnership interest in Heartland. The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and an allocation of taxable income and loss.

RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, ceramic circuit boards and printed circuit board services totaled $8,909,000 in the third quarter of 1999 compared to $9,756,000 in the third quarter of 1998. Sales for the first nine months of 1999 were $25,989,000 compared to $21,773,000 for the comparable period of 1998. Sales for the three and the nine month periods ending September 30, 1999 benefited from the inclusion of sales for Solder and Zecal for the full reporting periods of 1999 compared to the reporting periods of 1998 from the date of acquisition in 1998.

The net loss for the third quarter of 1999 was $1,510,000 or $.90 per share compared to a profit of $335,000 or $.20 per share for the third quarter of 1998. The net loss for the 1999 nine month period prior to the extraordinary charge of $509,000 for debt refinancing, was $3,576,000 or $2.14 per share compared to a loss of $361,000 or $.21 per share in the nine month period of 1998. Third quarter results and the results for the nine months ended September 30, 1999 were unfavorably affected by continued pressure on profit margins.

The 1999 results include the results of operations for PG, Solder and Zecal, whereas the 1998 results only include PG, the accounts of Solder, from April 10, 1998 and the accounts of Zecal from April 29, 1998. The loss in the current quarter was primarily due to the continuing losses sustained by Zecal and reduced gross margins at PG. As detailed in the Company's 1998 10-K, management believes Zecal has the potential to achieve significant sales and profits, although this is not assured. However, the process of qualifying the Z-Strate(R) technology with new manufacturers is a lengthy and expensive one, and management expects Zecal's losses to continue. Management believes the potential long term benefit offered by Z-Strate(R) justifies continuing to support this operation.

Selling, General & Administrative ("SG&A") expenses for the third quarter of 1999 totaled $2,341,000, compared to $3,351,000 for the third quarter of 1998.For the nine month period ended September 30, 1999 SG&A expenses were $6,787,000 compared to $6,611,000 in the similar period of 1998. SG&A expenses for the nine months ended September 30, 1998 only included the expenses of Solder and Zecal for the periods after April 10, 1998 and April 29, 1998, the respective dates of acquisition.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") was a loss of $213,000 for the third quarter ended September 30, 1999 compared to income of $1,367,000 for the comparable quarter last year. For the nine months ended September 30, 1999, EBITDA was a loss of $136,000 compared to income of $1,404,000 for the similar period last year. The decreases in EBITDA are due to the factors described above.

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

HTI's losses from its investments in the real estate partnerships were $23,000 in the third quarter and $54,000 for the first nine months of 1999 compared to losses of $39,000 and $93,000 for the respective periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities in 1999 through borrowings on its lines of credit. The Company expects that Zecal will continue to lose money and the Company will have to obtain additional financing to support its operations. The Company has begun the process of obtaining additional financing. Management expects that it will be able to procure additional financing to meet its operating needs. The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from the cash flow expected to be derived from operations and from the financing it is presently seeking to put in place. The Company will have to obtain financing, and/or capital infusion, reduce its losses or sell assets to continue to meet its operating needs. The Company is actively pursuing sources for additional funds, which may be equity capital, loans or a combination thereof. There is no assurance, however, that the Company will be able to obtain additional funds.

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at September 30, 1999 is the lender's base rate plus the 3.25% default rate (11.5% at September 30, 1999). Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter on 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the Company's failure to achieve certain profit levels in the second and third quarter, the Company was and continues to be in violation of the loan agreement. The Company does not expect to be in compliance with the profit requirements of the WFBC agreement at yearend; but does expect to receive a waiver of the requirements. If no waiver is granted, WFBC may exercise any or all of the following remedies under the agreement including,

                          HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

but not limited to, termination of the commitment, accelerating the loan and foreclosure on collateral. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base.

The Company continues to be in violation of certain financial covenants with respect to its LaSalle term loans, for which it has received a waiver to January 1, 2000.

The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. In light of those discussions, the Company did not make a payment of $400,000 to the seller that was due on October 10, 1999. The seller has not notified the Company that it is in default, but may do so.

Accounts receivable increased by $2,366,000 and inventory increased by $1,766,000 from December 31, 1998 levels, due to increased sales in the last month of the third quarter of 1999 compared to the last month of 1998, and increases in PG Design inventory related to its Portal(R) and Visteon sales programs.

Electronics Business
--------------------

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing and requires additional sources of debt financing and/or capital infusion in order to continue to fund the operations of Zecal. The cash outflows used in the 1997 and 1998 investing activities require that borrowings be available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in operations and results continue, or if the Company is unable to adapt the business to meet industry needs, the Company will need to continue to rely on lines of credit for its operating cash needs. As of September 30 1999 and the date of this report, the Company did not have independent cash reserves. If the Company is unable to obtain additional sources of financing, and/or capital infusion, or if the ability to borrow under the lines of credit, because of its defaults, becomes restricted in any way, the Company will be unable to meet day to day cash needs for the business. The inability to meet day to day cash requirements for the business will adversely affect the Company's business or financial results.

Losses. The losses incurred in the third quarter and the nine months ended September 30,1999 were principally due to the losses sustained by Zecal. Reduced gross margins at PG also contributed to the loss.

Dependence on Customers. While the Company has diversified the number of its customers, a large percentage (approximately 77%) of sales in the first nine months of 1999 came from three customers. Sales to a few large customers continue to account for a significant percentage of revenues. The Company does not have long term contracts with any of these large customers. If the Company loses a major customer, or if a major customer reduces its purchases of products and services, financial results will be

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

materially affected. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

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

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. In 1999, the Company has not met certain minimum ratios and other covenants required under existing credit agreements and is currently in default on its loan agreements with Wells Fargo. The high level of debt, the restrictions imposed by the debt, or the inability to obtain additional sources of funds may adversely affect financial results, or the Company's ability to operate its business. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely affect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for non-compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely affect the business and financial results.

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

Proprietary Rights. PG has been informed by one of its major customers that the customer has a patent relating to demonstration devices for computer printers ("Printer PODs") and that the customer believes that some or all of the Printer PODs manufactured by PG infringe the patent. PG has reviewed the patent and the design of its Printer PODs and believes there is uncertainty as to the extent and validity of the customer's claim of infringement. Additionally, PG has explored with its customers possible resolutions of

                          HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

this issue, including obtaining a license to use the technology covered by the customer's patent. PG had designed a new Printer POD in an effort to reduce exposure to any claims of infringement. There can be no assurance that PG will be successful in resolving this issue on a basis that is satisfactory both to PG and the customer. The loss of the customer, the loss of the right to continue manufacturing and marketing the Printer PODs and/or an award of damages for infringement could have a material adverse affect on PG's results of operations. In addition, the payment of any fees or royalties pursuant to any license arrangement ultimately entered into with the customer could decrease the profit margin realized by PG in respect of its Printer POD sales. Similarly, such profit margin could be negatively impacted by the costs incurred by PG in its attempts to redesign the Printer POD to avoid the alleged infringement. See "Dependence on Customers," above.

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

New Products and Technological Change. The Company's customers compete in markets with rapidly changing technology, evolving industry standards and continuously improving products and services. These characteristics create short product life cycles. The Company's success depends upon its customers' ability to develop and market new products successfully in this changing environment. In addition, the Company's success

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

depends on its ability to provide products and services that customers need to develop and on its ability to market new products. If efforts and strategies to create and sell new products and services and to enter new markets fail to keep up with constantly changing technology, or if customers fail to develop successful new products and services, it may adversely affect the Company's financial efforts.

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

Real Estate Business
--------------------

Economic, and Other Conditions Generally. Global, national and local conditions and events affect the real estate industry. The industry is also highly cyclical. Developers face many uncontrollable risks. The real estate market, demographics, weather, government interference, unexpected increases in expenses and availability and cost of land, materials and labor may adversely affect the Partnerships' business or financial results. Any negative impact on the Partnerships may materially affect the Company's financial results.

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at September 30, 1999 were $27,271,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material effect on the Company's financial results.

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Funds currently available to the Partnerships may not be sufficient to fund future needs. Accordingly, the Partnerships expect to borrow additional money to fund their activities. The Partnerships may need additional funding in the form of equity or debt financing. Additional funding may be unavailable on terms favorable to the Partnerships, or at all. If the Partnerships are not successful in funding the implementation of their business strategy and other expenditures, they may delay or abandon development projects. Delay or abandonment of development projects may adversely affect the Company's business or financial results.

Period-to-Period Fluctuations. The Partnerships' real estate projects are long-term in nature. Sales activity varies from period to period. The ultimate success of any development cannot be determined from short term results. Short term results are unpredictable. The timing and amount of revenue varies considerably from period to

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

period. If the Partnerships fail to manage their cash flows effectively, it may adversely affect the Company's financial results.

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on our assessments, the Company has determined that it will be required to modify or replace significant portions of our software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. We believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could materially affect our operations.

Our plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, we have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. Based on a review of our product line, we have determined that most of the products we have sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to our products. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and continue to monitor their compliance.

For its information technology exposures, to date the Company is substantially complete on the remediation phase, as well as software reprogramming and replacement. Once software was reprogrammed or replaced on a system, we began testing and implementation. These phases ran concurrently for different systems. We have also begun testing and implementation of our remediated systems. The testing phase for all significant systems is completed, with all remediated systems fully tested and expected to be implemented with 100% completion targeted for November 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 90% complete in the remediation phase of our operating equipment. Testing of this equipment is more difficult than the testing of the information technology systems; as a result, the Company has been testing its remediated operating equipment. Once

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

testing is satisfactorily completed, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by November 30, 1999. Testing and implementation of affected equipment is expected to be completed by November 30, 1999.

We have queried our significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially affect our business or financial results. The effect of non-compliance by external agents is not determinable.

We will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $190,000 ($30,000 expensed and $160,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, none of the remaining $10,000 relates to repair of hardware and software and will be expensed as incurred.

We believe that we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. If we do not complete any additional phases, the Company would be unable to take customer orders, manufacture products, finance construction or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially affect the Company. The Company could be subject to litigation for computer system product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

We have formulated our contingency plans if we do not complete all phases of the Year 2000 program. If we are unable to successfully implement the four phases of our Year 2000 plan and our contingency plan fails, or if Year 2000 issues negatively affect our suppliers, our customers or the economy generally, our business or financial results may be materially affected.

ITEM 3. QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $1,385,000 of long term debt at variable rates based on the one month LIBOR rate. For every 1% change in the LIBOR rate, the Company's

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

annual interest expense would change by approximately $14,000, based on the outstanding indebtedness as of September 30, 1999.

The Company has approximately $3,825,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $38,000 based on the outstanding indebtedness as of September 30, 1999.

The Company has $5,897,000 of long term debt at a fixed rate of 8%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

                           PART II- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company has been and continues to be in default of its loan agreement with Wells Fargo Business Credit, Inc. ("WFBC") related to non-achievement of the financial covenant pertaining to attainment of certain profit levels. The Company does not expect to be in compliance at December 31, 1999 but does expect to receive a waiver of the requirement. If no waiver is granted, WFBC may exercise any or all of the following remedies under the agreement including, but not limited to, termination of the commitment, accelerating the loan and foreclosure on collateral. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 and reduced the allowable borrowing base.

The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. In light of those discussions, the Company did not make a payment of $400,000 to the seller that was due on October 10, 1999. The seller has not notified the Company that it is in default, but may do so.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

      27    Financial Data Schedule

     b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEARTLAND TECHNOLOGY, INC.
                                          (Registrant)

Date:     November 15, 1999        BY:    /s/ Edwin Jacobson
                                      ----------------------------------------
                                               Edwin Jacobson
                                   President and Chief Executive Officer of
                                         (Principal Executive Officer)

Date:     November 15, 1999        BY:      /s/ Richard P. Brandstatter
                                   -------------------------------------------
                                          Richard P. Brandstatter
                                   Vice President- Finance, Secretary
                                                And Treasurer
                                   (Principal Financial and Accounting Officer)

                          HEARTLAND TECHNOLOGY, INC.
                              September 30, 1999

                               Index to Exhibits


Exhibit No.    Description
-----------    -----------

    27         Financial Data Schedule