Form 10-Q/A
period 1999-03-31
HEARTLAND TECHNOLOGY INC
filed 2000-03-30
CIK 831115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               FORM 10-Q/A No. 1

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

Commission File Number: 1-11956


                           HEARTLAND TECHNOLOGY, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            36-1487580
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


547 West Jackson Boulevard, Chicago, Illinois                   60661
------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


                                  312/294-0497
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1  Financial Statements

            Consolidated Balance Sheets..................................4

            Consolidated Statements of Operations........................5

            Consolidated Statements of Cash Flows........................6

            Notes to Consolidated Financial Statements...................7

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operation......................................12



PART II. OTHER INFORMATION


  Item 6  Exhibits and Reports on Form 8-K..............................22


Signatures..............................................................23

                           Heartland Technology, Inc.
                                 March 31, 1999

           PART I FINANCIAL INFORMATION AND PART II OTHER INFORMATION
                          (as amended March 29, 2000)


                                     PART I


The undersigned registrant hereby amends and restates Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II Item 6 Exhibits and Reports on Form 8-K of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements, the restatement is to correct the non-cash allocation of equity in losses from the Investment in Heartland Partners, L.P. (the Partnership) that was reported incorrectly in the results of operations for the first quarter of 1999. The Partnership Agreement provides generally that the Partnership's losses will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such should be allocated 100% of the Partnership loss for 1999. However, the loss allocated for the first quarter as reported in the Form 10-Q was only for the proportional interest of the 1.5% General and .5% Class B partnership interest held by the company. Therefore, an adjustment to loss from investment in partnerships of $921,000 for the quarter ended March 31, 1999 has been recorded to reflect the allocation of 100% of the Partnership loss. Accordingly, net loss per share for the quarter ended March 31, 1999 has increased from $0.63 to $1.18. Heartland Technology, Inc. as the Class B Partner, has priority to future Heartland Partners, L.P. profits up to this excess loss allocation. Additionally, a more detailed reporting of earnings per share was presented.

ITEM 1.   FINANCIAL STATEMENTS

                           Heartland Technology, Inc.

                          Consolidated Balance Sheets

                  (Dollars in Thousands, except share amounts)

                                                                                         March 31   December 31
                                                                                           1999        1999
                                                                                        ----------- -----------
                                                                                        (unaudited)
     ASSETS                                                                             (as amended
                                                                                      March 29, 2000)

Current assets:
Cash and cash equivalents                                                                 $    --     $    --
Accounts receivable, net of reserves                                                        4,833       3,374
Due from affiliate                                                                            392         286
Inventories, net                                                                            2,923       3,105
Prepaid expenses                                                                              228         310
Refundable taxes                                                                              950         794
                                                                                          -------     -------
   Total current assets                                                                     9,326       7,869

Property and equipment:
Machinery and equipment                                                                     9,757       9,719
Furniture and fixtures                                                                        524         473
Leasehold improvements                                                                        991         985
                                                                                          -------     -------
Property and equipment at cost                                                             11,272      11,177
Less accumulated depreciation                                                               2,878       2,328
                                                                                          -------     -------
Property and equipment, net                                                                 8,394       8,849

Other assets:
Goodwill, net of accumulated amortization                                                  11,953      12,069
Deferred debt issuance costs net of accumulated amortization                                  146         248
Other                                                                                         151         187
Investment in partnership                                                                   7,207       8,141
                                                                                          -------     -------
   Total assets                                                                           $37,177     $37,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit                                                                           $ 3,382     $ 3,603
Accounts payable, trade                                                                     2,409       2,837
Accrued expenses and other liabilities                                                      1,554       1,393
Current portion of long-term debt                                                           2,199       2,236
Current portion of capital lease obligations                                                   61          61
Allowance for claims and liabilities                                                        1,281       1,281
Payable to affiliates                                                                         747         398
                                                                                          -------     -------
  Total current liabilities                                                                11,633       1,809
                                                                                          -------     -------

Long-term debt less current portion                                                         9,919       7,940
Capital lease obligation less current portion                                                 177         192

Stockholders' equity:
Common stock, $.30 par value per share, authorized 10,000,000 shares,
 1,671,238 shares issued and outstanding                                                      501         501

Additional paid-in capital                                                                 10,773      10,773
Retained earnings                                                                           4,174       6,148
    Total stockholders' equity                                                             15,448      17,422
                                                                                          -------     -------
    Total liabilities and stockholders' equity                                            $37,177     $37,363
                                                                                          =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements

                           Heartland Technology, Inc.
                      Consolidated Statement of Operations


                (Amounts in Thousands, except per share amounts)

                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                               March 31, 1999      March 31, 1998
                                                                             -----------------   -----------------
                                                                                (as amended
                                                                              March 29, 2000)
Net sales                                                                    $           7,872   $           5,242

Cost of sales                                                                            5,804               3,801
                                                                             -----------------   -----------------
Gross margin                                                                             2,068               1,441

Other income:

     Interest income                                                                       ---                  16

     Management fee from affiliate                                                         106                 106

     Loss from investment in partnerships                                                (934)                (28)

     Miscellaneous, net                                                                      1                 ---
                                                                             -----------------   -----------------

Total other income                                                                       (827)                  94

Other expenses:

     Selling, general and administrative                                                 2,207               1,633

     Interest expense                                                                      269                 142

     Special compensation amortization                                                     ---                 188

     Amortization expense                                                                  184                 ---
                                                                             -----------------   -----------------

         Total other expenses                                                            2,660               1,963
                                                                             -----------------   -----------------

Loss before income taxes and extraordinary item                                        (1,419)              (428)

Income tax expense (benefit)                                                                46              (190)
                                                                             -----------------   ----------------
Net loss before extraordinary loss                                                     (1,465)              (238)

Extraordinary loss on debt refinancing                                                   (509)                  --
                                                                             -----------------   -----------------
Net loss                                                                     $         (1,974)   $           (238)
                                                                             =================   =================
Net loss per share before extraordinary loss                                 $           (.88)   $           (.14)
                                                                             =================   =================
Net loss per share for extraordinary loss                                    $           (.30)   $              --
                                                                             =================   =================
Net loss per share - basic and diluted                                       $          (1.18)   $          (.14)
                                                                             =================   ================
Weighted average number of common shares outstanding                                     1,671              1,671
                                                                             =================   ================



See accompanying Notes to Condensed Consolidated Financial Statements
Page 5 of 31

                           Heartland Technology, Inc.
                      Consolidated Statement of Cash Flows
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                            Three Months Ended

                                                                                  March 31, 1999          March 31, 1998
                                                                                  --------------          --------------
Operating activities:                                                              (as amended
                                                                                 March 29, 2000)
     Net loss                                                                        $(1,974)                $  (238)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                            737                     345
Special compensation amortization                                                       --                       188
Equity in loss from investments in Partnerships                                          934                      28
Bad debt expense                                                                          15                    --
Deferred income taxes                                                                    (53)
Reserve for inventory obsolescence                                                      (143)                   --
Changes in operating assets and liabilities
     Accounts receivable                                                              (1,474)                  1,376)
     Due from affiliate                                                                 (106)                   (185)
     Inventories, net                                                                    325                    (392)
     Prepaid expenses and other assets                                                    64                    (120)
     Refundable taxes                                                                   (156)                   --
     Accounts payable and accrued expenses                                              (267)                    580
     Due to affiliate
                                                                                         349                    --
                                                                                     -------                 -------
Net cash provided by operating activities                                             (1,696)                 (1,223)

Investing activities:
Purchases of property and equipment
                                                                                         (98)                   (152)
                                                                                     -------                 -------
Net cash used in investing activities
                                                                                         (98)                   (152)

Financing activities:
Net borrowings (payments) under line of credit                                          (221)                    876
Proceeds from issuance of long-term debt                                               2,358                    --
Payments on capital leases                                                               (15)                   --
Principal payments on long-term debt                                                    (416)                   (415)
Debt issuance costs
                                                                                          88                    --
                                                                                     -------                 -------
Net cash used in financing activities
                                                                                       1,794                     461
                                                                                     -------                 -------

Increase (decrease) in cash and cash equivalents                                         -0-                    (914)

Cash and cash equivalents at beginning of period                                         -0-                   3,232
                                                                                     -------                 -------

Cash and cash equivalents at end of period                                           $   -0-                 $ 2,318
                                                                                     =======                 =======

See accompanying Notes to Condensed Consolidated Financial Statements
Page 6 of 31

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         1.       Basis of Presentation

         RESTATEMENT OF RESULTS OF OPERATIONS AND BASIS OF PRESENTATION

         On March 29, 2000, Heartland Technology, Inc. restated its results of operations for the first quarter of 1999. The restatement is to correct the non-cash allocation of equity in loss from the Investment in Heartland Partners, L.P. (the Partnership) that was reported incorrectly in the results of operations for the first quarter of 1999. The Partnership Agreement provides generally that the Partnership's losses will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such should be allocated 100% of the Partnership losses for 1999. However, the loss allocated for the first quarter as reported in the Form 10- Q was only for the proportional interest of the 1.5% General and .5% Class B partnership interest held by the company. Therefore, an adjustment to loss from investment in partnerships of $921,000 for the quarter ended March 31, 1999 has been recorded to reflect the allocation of 100% of the Partnership loss. Accordingly, net loss per share for the quarter ended March 31, 1999 has increased from $0.63 to $1.18. Heartland Technology, Inc. as the Class B Partner, has priority to future Heartland Partners, L. P. profits up to this excess loss allocation.

         The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of Heartland Technology, Inc. ("HTI") or the "Company"), its subsidiaries, P.G. Design Electronics, Inc.("PG"), Solder Station-One, Inc. ("Solder") and Zecal Corp.("Zecal"), a subsidiary of PG. The consolidated financial statements include the accounts of Solder, from April 10, 1998 and the accounts of Zecal from April 29, 1998. All significant intercompany transactions and accounts have been eliminated.

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

         In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships- Heartland Partners, L.P. ("Heartland"), a publicly traded limited partnership of which MLC is the general partner and also holds limited partner interests and CMC Heartland Partners ("CMC Heartland"), a general partnership in which HTI and Heartland are the general partners and MLC is the managing general partner. On June 30, 1993, CMC distributed HTI's common stock to CMC stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

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

         On April 29, 1998, PG acquired certain assets and assumed certain liabilities of Zecal, which owns patented "Z-Strate"(R) technology for plating copper circuits on a ceramic

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         substrate.

         2.       Inventories

         The components of inventory consist of the following: (amounts in thousands):

                                                                            March 31, 1999        December 31, 1998
                                                                        ----------------------  ---------------------
               Raw materials                                            $                3,564  $                 3,667

               Work-in-process                                                              52                      110

               Finished goods                                                               92                      256
                                                                        ----------------------  -----------------------

                                                                                         3,708                    4,033

               Less: Allowance for obsolescence                                            785                      928
                                                                        ----------------------  -----------------------

               Total                                                    $                2,923  $                 3,105
                                                                        ======================  =======================


         4.       Net Loss per Share

         Net loss per share for the first quarter of 1999 and the first quarter of 1998 amounted to $1.18 and $.14 per share, respectively, based on 1,671,238 shares outstanding.

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         5.       Information on Unconsolidated Investee

         The following is the Condensed Balance Sheet as of March 31, 1999 and December 31, 1998 and the summarized income statement for Heartland in which the Company has a general partnership interest and a Class B limited partnership interest. All periods are unaudited except for December 31, 1998 and all amounts are in the thousands.

                                                                                        March 31,          Dec.31,
                                                                                          1999              1998
                                                                                     ---------------   ---------------
    Assets:
    Cash and marketable securities                                                   $         2,982   $         3,828
    Receivables, net                                                                             526               353
    Other assets                                                                               1,323               720
    Net properties and investment in joint venture                                            31,482            28,330
                                                                                     ---------------   ---------------

    Total assets                                                                     $        36,313   $        33,231
                                                                                     ===============   ===============

    Liabilities:
    Accounts payable, accrued expenses and other liabilities                         $         7,539   $         7,568
    Allowed for claims and liabilities                                                         2,618             2,762
    Loans payable                                                                             17,594            13,492
                                                                                     ---------------   ---------------
    Total liabilities                                                                         27,751            23,822
                                                                                     ---------------   ---------------
    Total partners' capital                                                                    8,562             9,409
                                                                                     ---------------   ---------------
    Total liabilities and partners' capital                                          $        36,313   $        33,231
                                                                                     ===============   ===============

                                                          Three Months Ended

                                                          1999          1998
                                                       -----------   ----------
                      Sales, Rental & Other Income     $    2,042    $    1,265
                                                       ===========   ==========

                      Gross profit                     $       97    $     (168)
                                                       ===========   ===========

                      Net loss                         $     (847)   $   (1,851)
                                                       ===========   ===========

         The real estate business covers the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partner interest and a Class B limited partnership interest in Heartland. The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and allocation of taxable income and loss.

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999



         6.                Debt Obligations

         The companies debt obligations, consist of the following:

                                                                                      (Amounts in thousands)

                                                                               March 31, 1999     December 31,1998
                                                                            --------------------- ---------------------
 Line of Credit with Wells Fargo Business  Credit Inc.  (formerly  Norwest
 Business Credit,  Inc.),  bearing interest at lenders' rate + .25% (7.75%
 at March 31, 1999), maximum available amount $10,500,000                   $              2,624  $

 Line of Credit G. E. Capital Corporation                                                                        2,924

 Line of Credit with LaSalle National Bank bearing interest at a base
 rate + 2% (7.4% at March 31, 1999)                                                          758                   679
                                                                            --------------------  --------------------

 Total lines of Credit                                                      $              3,382  $              3,603
                                                                            ====================  ====================

 Term  loans  payable  to  LaSalle  National  Bank in  original  principal  $            907 (1)  $           1,007(1)
 amounts of $1,200,000 and $900,000.  Interest is at prime +1.5% and prime
 +1%  (8.5%  and  8.0%  at  March  31,  1999,  respectively)  and is  paid monthly.  The loans have level monthly principal  payments over three and
 five years respectively.                                                                    720                   765

 Term loan  payable to Wells  Fargo in an original  amount of  $4,500,000.
 Principal  payments of $75,000  plus  interest is payable over a 60 month
 period. Interest accrues at lender's rate +.25% (7.75% at March 31, 1999)                 4,275

 Term loan with G.E. Capital Corporation                                                                         2,142

 Other Notes Payable                                                                         300                   350

 Subordinated note to the sellers of Solder bearing 8% interest payable quarterly and having three semiannual principal payments of $400,000 plus a final $616,000 payment. The first installment is due on October
 10, 1999.                                                                                 1,816                 1,812

 Subordinated  note  to  the  seller  of  Zecal  Corp.  with  8%  interest beginning on April 29, 1999.  Interest and principal  payments of $91,667
 are due quarterly beginning July 30, 1999.                                                1,100                 1,100

 Subordinated  notes to the seller of P.G.  Design  bearing  8%  interest, paid  quarterly.  The notes are payable  $1,500,000 in September 2000 and
 $1,500,000 in May 2002.                                                                   3,000                 3,000
                                                                            --------------------  --------------------

 Total Long Term Debt                                                                     12,118                10,176
                                                                            --------------------  --------------------

 less Current Portion of long term debt                                                    2,199                 2,236
                                                                            --------------------  --------------------

 Long term debt less current portion                                        $              9,919  $              7,940
                                                                            ====================  ====================

         (1)      LaSalle loan in original amount of $1,200,000

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

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                  (as amended March 29, 2000)

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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999


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

         The Company's primary customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs"). The Company has developed a product called the "Portal(R)" which is an interactive electronic information center used for point of purchase applications and information appliances. The Company is also developing a Portal(R) internet payphone station. PG design is assembling a liquid crystal display unit for an automotive entertainment device. The initial order was for $4.5 million. Z-Strate(R) based devices are used in power supply, transformer and controller devices. The Company is prototyping Z-Strate(R) for cellular telephone and automotive manufacturers. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

         The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

         The real estate business is comprised of the Company's investments in real estate partnerships which consist of a .01% general partnership interest in CMC Heartland, a 1% general partnership interest and a Class B limited partnership interest in Heartland. The Class B interest, among other things, entitles the holder thereof to an allocation of .5% of Heartland's available cash for distribution and an allocation of taxable income and loss. The partnership agreement requires that losses are to be allocated to the Partners having positive capital balances in their proportional share of ownership interest until any capital balance reaches zero, at which time, losses are to be allocated to the remaining Partners, until their capital balance reaches zero. Subsequent profits are allocated to those partners who had absorbed losses in excess of their proportional partnership interest (up to the amount of the excess proportional loss) before the profits are allocated to all partners in their proportional partnership interest.

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999

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

         The net loss for the first quarter of 1999, prior to the extraordinary charge of $509,000 for debt financing, was $1,465,000 compared to a loss of $238,000 in the first quarter of 1998.

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

         SG &A expenses for the first quarter of 1999 totaled $2,207,000, compared to $1,633,000 for the first quarter of 1998. First quarter SG&A expenses for 1998 excluded the expenses of Solder and Zecal. For the current quarter, SG &A expenses of Solder and Zecal, totaled $657,000.

         HTI's loss from its investments in the real estate partnerships was $934,000 in the first quarter of 1999 compared to a loss of $28,000 for the respective period of 1998. Non-cash allocation of loss in excess of HTI's proportional interest in Heartland was $921,000 in the first quarter 1999. HTI has priority to future Heartland profits up to this excess loss allocation. Management believes that the real estate based partnership has a high potential to achieve profitability in the future.


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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999


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

         Losses. The loss before debt refinancing in the current quarter was due to the losses sustained by Zecal. The losses from Zecal plus the $509,000 of debt refinancing resulted in a loss of $1,974,000 for the quarter.

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999


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

         Access to Financing. The real estate business is capital intensive and requires expenditures for

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999



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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999



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

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 1999




                           PART II- OTHER INFORMATION
                          (as amended March 29, 2000)

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

 27.1                 Financial Data Schedule (as amended March 29, 2000)




 b)  Reports on Form 8-K

 No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HEARTLAND TECHNOLOGY, INC.
                                                 (Registrant)

Date:    March 29, 2000                   BY: /s/ Edwin Jacobson
                                             -----------------------------
                                             Edwin Jacobson
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

Date:     March 29, 2000                  BY: /s/ Richard P. Brandstatter
                                             -----------------------------
                                             Richard P. Brandstatter
                                             Vice-President-Finance, Secretary
                                             and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                           Heartland Technology, Inc.
                                Index to Exhibits
 a)  Exhibits

 10.1 Second Amendment to Credit and Security Agreement and Waiver of Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999.

 10.2 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999.

 10.3 1999 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999.

 27.1                 Financial Data Schedule (as amended March 29, 2000)