Form 10-Q/A
period 1999-06-30
HEARTLAND TECHNOLOGY INC
filed 2000-03-30
CIK 831115

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

                                    Yes X  No
                                       ---    ---
As of August 12, 1999, there were 1,671,238 shares of the registrant's common stock outstanding.




                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 1999



                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Balance Sheets....................................4

           Consolidated Statements of Operations..........................5

           Consolidated Statements of Cash Flows..........................6

           Notes to Consolidated Financial Statements.....................7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operation........................................12

PART II. OTHER INFORMATION


    Item 6.Exhibits and Reports on Form 8-K..............................22


Signatures...............................................................23


Page 2 of 27


                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

           PART I FINANCIAL INFORMATION AND PART II OTHER INFORMATION
                           (as amended March 29, 2000)

                                     PART I

The undersigned registrant hereby amends and restates Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and PART II Item 6 Exhibits and Reports on Form 8-K of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements, the restatement is to correct the non-cash allocation of equity in losses from the Investment in Heartland Partners, L.P. (the Partnership) that was reported incorrectly in the results of operations for the first and second quarters of 1999. The Partnership Agreement provides generally that the Partnership's losses will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such should be allocated 100% of the Partnership loss for 1999. However, the losses allocated for the first and second quarters as reported in the Form 10-Q were only for the proportional interest of the 1.5% General and .5% Class B partnership interest held by the company. Therefore, an adjustment to loss from investment in partnerships of $1,434,000 and $2,355,000 for the second quarter and six months ended June 30, 1999, respectively, has been recorded to reflect the allocation of 100% of the Partnership loss. Accordingly, net loss per share for the quarter ended June 30, 1999 has increased from $0.91 to $1.77. The net loss per share for the six months ended June 30, 1999 has increased from $1.54 to $2.95. Heartland Technology, Inc, as the Class B Partner, has priority to future Heartland Partners, L.P. profits up to this excess loss allocation.

Page 3 of 27


                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


ITEM 1.   FINANCIAL STATEMENTS

                           Heartland Technology, Inc.

                           Consolidated Balance Sheets

                  (Dollars in Thousands, except share amounts)

                                                                                             June 30            December 31
                                                                                              1999                  1998
                                                                                        ------------------  -------------------
ASSETS                                                                                     (Unaudited)
                                                                                           (as amended
Current assets:                                                                          March 29, 2000)
                                                                                        ------------------  -------------------
      Cash and cash equivalents                                                         $               --  $                --
      Accounts receivable, net of reserves                                                           5,839                3,374
      Due from affiliate                                                                                 2                  286
      Inventories, net                                                                               4,413                3,105
      Prepaid expenses                                                                                 175                  310
      Refundable taxes                                                                                 735                  794
                                                                                        ------------------  -------------------
           Total current assets                                                                     11,164                7,869
                                                                                        ------------------  -------------------

Property and equipment:

      Machinery and equipment                                                                       10,052                9,719
      Furniture and fixtures                                                                           564                  473
      Leasehold improvements                                                                         1,007                  985
                                                                                        ------------------  -------------------
      Property and equipment at cost                                                                11,623               11,177
      Less accumulated depreciation                                                                  3,447                2,328
                                                                                        ------------------  -------------------
      Property and equipment, net                                                                    8,176                8,849
                                                                                        ------------------  -------------------

Other assets:
      Goodwill, net of accumulated amortization                                                     11,783               12,069
      Deferred debt issuance costs, net of accumulated amortization                                    152                  248
      Other                                                                                            130                  187
      Investment in partnerships                                                                     5,755                8,141
                                                                                        ------------------  -------------------
           Total assets                                                                 $           37,160  $            37,363
                                                                                        ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Lines of credit (1)                                                                       $    5,203  $             3,603
      Accounts payable, trade                                                                        4,350                2,837
      Accrued expenses and other liabilities                                                         1,547                1,393
      Current portion of long-term debt (2)                                                          5,838                2,236
      Current portion of capital lease obligations                                                      70                   61
      Allowance for claims and liabilities                                                           1,281                1,281
      Payable to affiliates                                                                            247                  398
                                                                                        ------------------  -------------------
           Total current liabilities                                                                18,536               11,809
                                                                                        ------------------  -------------------

Long-term debt, less current portion                                                                 5,939                7,940
Capital lease obligation, less current portion                                                         193                  192

Stockholders' equity:
      Common stock, $.30 par value per share, authorized 10,000,000 shares, 1,671,238
      shares issued and outstanding                                                                    501                  501
      Additional paid-in capital                                                                    10,773               10,773
      Retained earnings                                                                              1,218                6,148
                                                                                        ------------------  -------------------
           Total stockholders' equity                                                               12,492               17,422
                                                                                        ------------------  -------------------
           Total liabilities and stockholders' equity                                   $           37,160  $            37,363
                                                                                        ==================  ===================

(1) includes $4,427 of debt in default
(2) Includes $4,050 of debt in default

See accompanying Notes to Condensed Consolidated Financial Statements

Page 4 27


                           Heartland Technology, Inc.
                      Consolidated Statement of Operations

                (Amounts in Thousands, except per share amounts)

                                   (Unaudited)


                                                        Three Months  Ended June 30                Six Months Ended June 30
                                                        -------------------------------      -----------------------------------
                                                           (as amended                          (as amended
                                                         March 29,2000)                       March 29,2000)

                                                              1999               1998              1999               1998
                                                        ----------------   ----------------  ----------------   ----------------
Net sales.............................................  $           9,209  $          6,775  $         17,080   $         12,017
Cost of sales.........................................              8,250             5,398            14,053              9,199
                                                        -----------------  ----------------  ----------------   ----------------
Gross margins.........................................                959             1,377             3,027              2,818
Other income:
      Interest income.................................                ---                30                --                 46
      Management fee from affiliate...................                106               106               212                212
      Loss from investment in partnerships............             (1,452)              (26)           (2,386)               (54)
      Miscellaneous, net..............................                247              (298)              248               (298)
                                                        -----------------  ----------------  ----------------   ----------------

Total other income (loss).............................           (1,099)              (188)            (1,926)               (94)
Other expenses:
      Selling, general and administrative.............              2,239             1,627             4,446              3,260
      Interest expense................................                373               137               642                279
      Amortization expense............................                186               156               370                156
      Special compensation............................                 --                --                --                188
                                                        -----------------  ----------------  ----------------   ----------------
           Total other expenses.......................              2,798             1,920             5,458              3,883
                                                        -----------------  ----------------  ----------------   ----------------

Loss before taxes and extraordinary item..............            (2,938)             (731)            (4,357)            (1,159)
Income tax expense (benefit)..........................                18              (273)                64               (463)
                                                        -----------------  ----------------  ----------------   ----------------
Net loss before extraordinary loss....................            (2,956)              (458)           (4,421)              (696)
                                                        -----------------  ================  -----------------  ================

Extraordinary loss on debt refinancing................                --                 --              509                  --
                                                        ----------------   ----------------  ---------------    ----------------

Net loss..............................................  $         (2,956)  $           (458) $        (4,930)   $           (696)
                                                        ----------------   ----------------  ---------------    ----------------

Net loss per share before extraordinary loss..........             (1.77)             (0.27)           (2.65)              (0.42)
                                                        ----------------   ----------------  ---------------    ----------------

Net loss per share for extraordinary loss.............                --                 --            (0.30)                 --
                                                        ----------------   ----------------  ---------------    ----------------

Net loss per share-basic and diluted..................  $          (1.77)  $          (0.27) $         (2.95)   $          (0.42)
                                                        ================   ================  ===============    ================

Weighted average number of common shares outstanding..             1,671              1,671            1,671               1,671
                                                        ================   ================  ===============    ================

                           Heartland Technology, Inc.
                      Consolidated Statement of Cash Flows

                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                           Six Months Ended

 Operating activities:                                                               June 30,1999         June 30,1998
                                                                                  ------------------   ------------------
                                                                                      (as amended
                                                                                    March 29, 2000)
 Net loss                                                                         $           (4,930)  $             (696)

 Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                           1,437                  908
       Special compensation amortization                                                          --                  188
       Equity in loss from investments in Partnerships                                         2,386                   54
       Bad debt expense                                                                           15                   --
       Deferred income taxes                                                                      --                  (67)
       Reserve for inventory obsolescence                                                       (490)                 120
       Changes in operating assets and liabilities:
            Accounts receivable                                                               (2,480)              (1,355)
            Due from affiliate                                                                   284                  287
            Inventories                                                                         (818)              (1,804)
            Prepaid expenses and other assets                                                    138                  (23)
            Refundable taxes                                                                      59                   --
            Accounts payable and accrued expenses                                              1,667                1,680
            Due to affiliate                                                                    (151)                  --
                                                                                  ------------------   ------------------
       Net cash used in operating activities                                                  (2,883)                (708)

 Investing activities:
 Purchases of property and equipment                                                            (394)                (933)
 Acquisition of businesses, net of cash required                                                  --               (7,559)
 All other investing activities                                                                   --                 (159)
                                                                                  ------------------   ------------------
       Net cash used in investing activities                                                    (394)              (8,651)

 Financing activities :
 Net borrowings under line of credit                                                           1,600                2,611
 Proceeds from issuance of long-term debt                                                      2,358                5,856
 Proceeds from capital leases                                                                     43                   --
 Payments on  capital leases                                                                     (33)                 (10)
 Principal payments on long-term debt                                                           (757)              (2,330)
 Debt issuance costs                                                                              66                   --
       Net cash provided by financing activities                                               3,277                6,127

Decrease in cash and cash equivalents                                                             --               (3,232)

Cash and cash equivalents at beginning of period                                                  --                3,232
                                                                                  ------------------   ------------------
Cash and cash equivalents at end of period                                        $               --   $               --
                                                                                  ==================   ==================

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.         Basis of Presentation

RESTATEMENT OF RESULTS OF OPERATIONS AND BASIS OF PRESENTATION

On March 29, 2000, Heartland Technology, Inc. restated its results of operations for the first and second quarters of 1999. The restatement is to correct the non-cash allocation of equity in loss from the Investment in Heartland Partners, L.P. (the Partnership) that was reported incorrectly in the results of operations for the first and second quarters of 1999. The Partnership Agreement provides generally that the Partnership's losses will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such should be allocated 100% of the Partnership loss for 1999. However, the losses allocated for the first and second quarters as reported in the Form 10-Q were only for the proportional interest of the 1.5% General and .5% Class B partnership interest held by the company. Therefore, an adjustment to loss from investment in partnership of $1,434,000 and $2,355,000 for the second quarter and six months ended June 30, 1999, respectively, has been recorded to reflect the allocation of 100% of the Partnership losses. Accordingly, net loss per share for the quarter ended June 30, 1999 has increased from $0.91 to $1.77. The net loss per share for the six months ended June 30, 1999 has increased from $1.54 to $2.95. Heartland Technology, Inc., as the Class B Partner, has priority to future Heartland Partners, L.P. profits up to this excess loss allocation.

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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.         Inventories

The components of inventory consist of the following (amounts in thousands):

                                                                      June 30, 1999               December 31, 1998
                                                              ---------------------------   ---------------------------
                 Raw materials                                $                     4,374   $                     3,667
                 Work-in-process                                                       10                           110
                 Finished goods                                                       175                           256
                                                              ---------------------------   ---------------------------
                                                                                    4,559                         4,033
                 Less: Allowance for obsolescence                                     146                           928
                                                              ---------------------------   ---------------------------
                 Inventories, net                             $                     4,413   $                     3,105
                                                              ===========================   ===========================


4.         Net Loss per Share

 Net loss per share for the second quarter of 1999 was $1.77 and the net loss for the six month period ending June 30, 1999 was $2.95. The net losses for the comparable periods of 1998 were $.27 and $.42 per share, respectively. Calculations of earnings per common share are based on 1,671,238 shares outstanding.

5.         Information on Unconsolidated Investee

The following is the condensed balance sheet as of June 30, 1999 and December 31, 1998 and the summarized income statement for the six month periods ended June 30, 1999 and 1998 for Heartland in which the Company has a general partnership interest and a Class B limited partnership interest. All periods are unaudited except for the December 31, 1998 balance sheet and all amounts are in the thousands.

                                                                June 30,1999     Dec. 31,1998
                                                               -------------     ------------
     Assets:
     Cash and marketable securities                            $       3,409     $      3,828
     Receivables, net                                                    243              353
     Other assets                                                        704              720
     Net properties and investment in joint venture                   35,099           28,330
                                                               -------------     ------------

Page 9 of 27


                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Total assets                                              $      39,455     $     33,231
                                                               =============     ============

     Liabilities:
     Accounts payable, accrued expenses and other liabilities  $       7,638     $      7,568
     Allowance for claims and liabilities                              2,778            2,762
     Loans payable                                                    21,929           13,492
                                                               -------------     ------------
     Total liabilities                                                32,345           23,822
                                                               -------------     ------------
     Total partners' capital                                           7,110            9,409
                                                               -------------     ------------
     Total liabilities and partners' capital                   $      39,455     $     33,231
                                                               =============     ============

                                                                 Six Months Ended June 30
                                                                   1999           1998
                                                               ------------   -----------
                         Sales, rental & other income          $     4,562    $     2,252
                                                               ============   ===========

                         Gross profit                          $       598    $       129
                                                               ============   ===========

                         Net loss                              $    (2,299)   $    (3,422)
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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

 6.                  Debt Obligations

 The companies debt obligations, consist of the following:

                                                                                            (Amounts in thousands)
                                                                                         June 30, 1999  December 31,1998
                                                                                         -------------  ----------------
 Line of credit with Wells Fargo Business Credit Inc. (formerly Norwest Business
 Credit, Inc.), bearing interest at the base rate plus the 3.25% default rate (11.0%
 at June 30, 1999)                                                                       $       4,427    $

 Line of credit with G. E. Capital Corporation                                                                    2,924


 Line of credit with LaSalle National Bank bearing interest at the base rate
 plus 2% (7.2% at June 30, 1999)                                                                   776              679
                                                                                         -------------    -------------

 Total lines of credit                                                                   $       5,203    $       3,603
                                                                                         =============    =============

 Term loans payable to LaSalle National Bank in original principal amounts of            $         807(1) $       1,007(1)
 $1,200,000 and $900,000. Interest is at prime plus 1.5% and prime +1% (8.5% and 8.0%
 at June 30, 1999, respectively) and is paid monthly. The loans have level monthly principal payments over three and five years respectively.
                                                                                                   675              765

 Term loan payable to Wells Fargo Business  Credit in an original amount of $4,500,000.
 Principal  payments  of  $75,000  plus  interest  is payable  over a 60 month  period.
 Interest accrues at the base rate plus the 3.25% default rate (11.0% at June 30, 1999)          4,050

 Term loan with G.E. Capital Corporation                                                                          2,142

 Other notes payable                                                                               293              350

 Subordinated note to the sellers of Solder bearing 8% interest payable quarterly and having three semiannual principal payments of $400,000 plus a final payment of principal and accrued interest. The first installment is due on October 10, 1999.
 Interest  payments are deferred  and added to the note balance  until Solder  achieves          1,852            1,812
 certain financial ratios.

 Subordinated note to the seller of Zecal Corp. with 8% interest beginning on April
 29, 1999. Interest, with principal payments of $91,667 are due quarterly beginning
 July 30, 1999.                                                                                  1,100            1,100

 Subordinated notes to the seller of P.G. Design bearing 8% interest, paid quarterly. The notes are payable $1,500,000 in September 2000 and $1,500,000 in
 May 2002.
                                                                                                 3,000            3,000
                                                                                         -------------    -------------

 Long-term debt                                                                                 11,777           10,176
                                                                                         -------------    -------------

 less Current portion of long-term debt                                                          5,838            2,236
                                                                                         -------------    -------------

 Long-term debt, less current portion                                                    $       5,939    $       7,940
                                                                                         =============    =============

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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999



RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, ceramic circuit boards and printed circuit board services totaled $9,209,000 in the second quarter of 1999 compared to $6,775,000 in the second quarter of 1998. Sales for the first six months of 1999 were $17,080,000 compared to $12,017,000 for the comparable period of 1998. Sales for the three and the six month period ending June 30, 1999 increased from the similar periods of 1998 due to the sales for Solder and Zecal in the entire period of 1999.

The net loss for the second quarter of 1999 was $2,956,000 or $1.77 per share compared to aloss of $458,000 or $.27 per share for the second quarter of 1998. The net loss for the six month period prior to the extraordinary charge of $509,000 for debt refinancing, was $4,421,000 or $2.65 per share compared to a loss of $696,000 or $.42 per share in the second quarter of 1998. Second quarter results and the results for the six months ended June 30, 1999 were favorably affected by the return of approximately $600,000 of excess inventory to a customer. This inventory had been fully reserved for, at the time of the PG purchase.

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

HTI's losses from its investments in the real estate partnerships were $1,452,000 in the second quarter and $2,386,000 for the first six months of 1999 compared to losses of $39,000 and $93,000 for the respective periods of 1998. Non-cash allocation of losses in excess of HTI's proportional

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


interest in Heartland was $1,434,000 in the second quarter and $2,355,000 for the first six months of 1999. HTI has priority to future Heartland profits up to this excess loss allocation. Management believes that the real estate based partnership has a high potential to achieve profitability in the future.

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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

Losses. The losses incurred in the second quarter and the six months ended June 30,1999 were principally due to the losses sustained by Zecal. Reduced gross margins at PG also contributed to the loss.

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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999



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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999



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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 1999

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

 27.1             Financial Data Schedule (as amended March 28, 2000).




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

  27.1              Financial Data Schedule (as amended March 28, 2000.)