Form 10-Q/A
period 1999-09-30
HEARTLAND TECHNOLOGY INC
filed 2000-03-30
CIK 831115

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

                                    Yes X  No
                                       ---    ---
As of November 15, 1999, there were 1,671,238 shares of the registrant's common stock outstanding.

                           Heartland Technology, Inc.
                               September 30, 1999

                                      INDEX


PART I- FINANCIAL INFORMATION


Item 1.   Financial Statements

                   Consolidated Balance Sheets..............................4

                   Consolidated Statements of Operations....................5

                   Consolidated Statements of Cash Flows....................6

                   Notes to Consolidated Financial Statements...............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation..........................................13

PART II. OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K..................................22


Signatures..................................................................23

                           Heartland Technology, Inc.
                               September 30, 1999


           PART I FINANCIAL INFORMATION AND PART II OTHER INFORMATION
                          (as amended March 29, 2000)

The undersigned registrant hereby amends and restates PART I Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and PART II Item 6 Exhibits and Reports on Form 8-k of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements, the restatement is to correct the non-cash allocation of equity in losses from the Investment in Heartland Partners, L.P. (the Partnership) that was reported incorrectly in the results of operations for the first, second and third quarters of 1999. The Partnership Agreement provides generally that the Partnership's losses will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such should be allocated 100% of the Partnership loss for 1999. However, the losses allocated for the first, second and third quarter as reported in the Form 10-Q were only for the proportional interest of the 1.5% General and .5% Class B partnerships interest held by the company. Therefore, an adjustment to loss from investment in partnerships of $1,302,000 and $3,657,000 for the third quarter and nine months ended September 30, 1999, respectively, has been recorded to reflect the allocation of 100% of the Partnership loss. Accordingly, net loss per share for the quarter ended September 30, 1999 has increased from $0.90 to $1.68. The net loss per share for the nine months ended September 30, 1999 has increased from $2.44 to $4.63. Heartland Technology, Inc. as the Class B Partner, has priority to future Heartland Partners, L.P. profits up to this excess loss allocation.

In addition, the September 30, 1999 Property and equipment, and related Accumulated depreciation were originally reported including the gross cost and accumulated depreciation of the property and equipment acquired as part of the Solder Station acquisition, which should have been reported at fair value in connection with purchase accounting. Therefore; property and equipment and accumulated depreciation amounts have been adjusted to reflect the net book value of the assets acquired. There is no income statement impact to this adjustment.

ITEM 1. FINANCIAL STATEMENTS

                           Heartland Technology, Inc.
                          Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                           September 30, 1999   December 31, 1998
                                                                               (unaudited)
                                                                               (as amended
                                                                             March 29, 2000)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $         -          $        -
     Accounts receivable, net of reserves                                            5,740               3,374
     Due from affiliate                                                                  2                 286
     Inventories, net                                                                4,871               3,105
     Prepaid expenses                                                                  485                 310
     Refundable taxes                                                                   28                 794
                                                                               -----------          ----------
        Total current assets                                                        11,126               7,869

Property and equipment:
     Machinery and equipment                                                        10,098               9,719
     Furniture and fixtures                                                            571                 473
     Leasehold improvements                                                            882                 985
                                                                               -----------          ----------
                                                                                    11,551              11,177

     Less accumulated depreciation                                                   3,794               2,328
                                                                               -----------          ----------
                                                                                     7,757               8,849
                                                                               -----------          ----------
Other assets:
     Goodwill, net of accumulated amortization                                      11,604              12,069
     Deferred debt issuance costs, net                                                 134                 248
     Other                                                                             159                 187
     Investment in partnerships                                                      4,430               8,141
                                                                               -----------          ----------
        Total assets                                                           $   35,210           $  37,363
                                                                               ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit                                                          $      4,716        $      3,603
     Accounts payable, trade                                                         5,289               2,837
     Accrued expenses and other liabilities                                          2,186               1,393
     Current portion of long-term debt                                               2,856               2,236
     Current portion of capital lease obligation                                        66                  61
     Allowance for claims and liabilities                                            1,281               1,281
     Payable to affiliates                                                             473                 398
                                                                               -----------          ----------
        Total current liabilities                                                   16,867              11,809


Long term debt, less current portion                                                 8,426               7,940
Capital lease obligation, less current portion                                         237                 192


Stockholders' equity:
     Common stock, $.30 par value per share, authorized 10,000,000 Shares,
     1,621,238 shares issued and outstanding                                           501                 501

     Additional paid-in capital                                                     10,773              10,773
     Retained earnings (deficit)                                                    (1,594)              6,148
                                                                               -----------          ----------
         Total stockholders' equity                                                 9,680               17,422
                                                                               -----------          ----------
         Total liabilities and stockholders' equity                            $    35,210          $   37,363
                                                                               ===========          ==========

Page 4 24

                           Heartland Technology, Inc.
                     Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months ended                  Nine Months ended
                                                              September 30                       September 30
                                                         1999              1998             1999              1998
                                                         ----              ----             ----              ----
                                                     (as amended                        (as amended
                                                    March 29, 2000)                    March 29, 2000)
Net sales                                              $    8,909       $   9,756       $    25,989        $    21,773
Cost of sales                                               7,474           5,667            21,527             14,866
                                                       ----------       ---------       -----------        -----------

Gross margin                                                1,435           4,089             4,462              6,907

Other income:
    Interest income                                             5               1                 5                 47
    Management fee from affiliate                             107             107               319                319
    Miscellaneous, net                                       (23)            121               225               (177)
                                                       ----------       ---------       -----------        -----------
Total other income                                             89             229               549                189

Other expenses:
     Selling, general and administrative                    2,341           3,351             6,787              6,611
     Interest expense                                         474             262             1,116                541
     Amortization expenses                                    199             108               569                264
     Special compensation                                       -               -                 -                188
     Loss from investment in partnerships                  1,325              39             3,711                 93
                                                       ----------       ---------       -----------        -----------
        Total other expenses                               4,339           3,760            12,183              7,697
                                                       ----------       ---------       -----------        -----------

(Loss) income before taxes and extraordinary loss         (2,815)             558           (7,172)              (601)
Income tax (benefit) expense                                  (3)            223                61               (240)
                                                       ----------       ---------       -----------        -----------
Net (loss) income before extraordinary loss               (2,812)            335            (7,233)              (361)
                                                       ----------       ---------       -----------        -----------
Extraordinary loss (debt refinancing)                          -               -              (509)                 -
                                                       ----------       ---------       -----------        -----------
Net (loss) income                                      $   (2,812)      $     335       $    (7,742)       $      (361)
                                                       ==========       =========       ===========        ===========
Net (loss) income per share before                     $    (1.68)      $    0.20       $     (4.33)       $     (0.21)
                                                       ==========       =========       ===========        ===========
extraordinary loss
Net loss per share for extraordinary loss              $      -         $       -       $     (0.30)       $         -
                                                       ==========       =========       ===========        ===========
Net (loss) income per share-basic and diluted          $    (1.68)      $    0.20       $     (4.63)       $     (0.21)
                                                       ==========       =========       ===========        ===========
Weighted average number of common
shares outstanding
                                                            1,671           1,671             1,671              1,671
                                                       ==========       =========       ===========        ===========

See accompanying notes to Consolidated Financial Statements

                           Heartland Technology, Inc.
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                  (Unaudited)

                                                                                              Nine months ended
                                                                                       Sept. 30, 1999     Sept. 30, 1998
                                                                                       --------------     --------------
Operating Activities:                                                                   (as amended
                                                                                       March 29, 2000)
Net loss                                                                                  $   (7,742)         $    (361)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and  amortization                                                             2,263              1,464
    Special compensation amortization                                                              -                188
    Equity in loss from investments in Partnerships                                            3,711                 93
    Bad debt expense                                                                              15                  -
    Deferred income taxes                                                                          -                (59)
    Reserve for inventory obsolescence                                                          (420)                 -
    Changes in operating assets and liabilities:
        Accounts receivable                                                                   (2,381)              (374)
        Due from affiliate                                                                       284                (73)
        Inventories                                                                           (1,346)              (903)
        Prepaid expenses                                                                        (175)                24
        Refundable taxes                                                                         766                  -
        Other assets                                                                              38                  -
        Accounts payable and accrued expenses                                                  3,245                637
        Due to affiliate                                                                          75                360
        Interest payable                                                                           -                118
        Income tax payable                                                                         -               (338)
                                                                                           ---------           --------
     Net cash (used in) provided by operating activities                                      (1,667)               776

Investing activities:
Purchases of property and equipment                                                             (602)           (1,407)
Acquisition of business, net of cash required                                                      -            (7,559)
All other investing activities                                                                     -                 51
                                                                                           ---------           --------
Net cash used in investing activities                                                           (602)            (8,915)


Financing activities:
Net borrowings under the line of credit                                                        1,113              2,225
Proceeds from issuance of long-term debt                                                       2,358              4,396
Proceeds from capital leases, net of payments                                                     50                  -
Principal payments on long term debt                                                          (1,252)            (1,432)
                                                                                           ---------           --------
Net cash provided by financing activities                                                      2,269              5,189
                                                                                           ---------           --------

Decrease in cash and cash equivalents                                                              -             (2,950)

Cash and cash equivalents at beginning of period                                                   -              3,232
                                                                                           ---------           --------
Cash and cash equivalents at end of period                                                 $       -           $    282
                                                                                           =========           ========

See accompanying notes to Consolidated Financial Statements

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.  Basis of Presentation

RESTATEMENT OF RESULTS OF OPERATIONS AND BASIS OF PRESENTATION.

On March 29, 2000, Heartland Technology, Inc. restated its results of operations for the first, second and third quarters of 1999. The restatement is to correct the non-cash allocation of equity in loss from the Investment in Heartland Partners, L.P. (the Partnership) that was reported incorrectly in the results of operations for the first, second and third quarters of 1999. The Partnership Agreement provides generally that the Partnership's losses will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such should be allocated 100% of the Partnership loss for 1999. However, the losses allocated for the first, second and third quarter as reported in the Form 10-Q were only for the proportional interest of the 1.5% General and .5% Class B partnership interest held by the company. Therefore, an adjustment to loss from investment in partnerships of $1,302,000 and $3,657,000 for the third quarter and nine months ended September 30, 1999, respectively, has been recorded to reflect the allocation of 100% of the Partnership losses. Accordingly, net loss per share for the quarter ended September 30, 1999 has increased from $0.90 to $1.68. The net loss per share for the nine months ended September 30, 1999 has increased from $2.44 to $4.63. Heartland Technology, Inc. as the Class B Partner, has priority to future Heartland Partners, L.P. profits up to this excess loss allocation.

In addition, the September 30, 1999 Property and equipment, and related Accumulated depreciation were originally reported including the gross cost and accumulated depreciation of the property and equipment acquired as part of the Solder Station acquisition, which should have been reported at fair value in connection with purchase accounting. Therefore; property and equipment and accumulated depreciation amounts have been adjusted to reflect the net book value of the assets acquired. There is no income statement impact to this adjustment.

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships;
(i) Heartland Partners, L.P. ("Heartland"), a publicly traded limited partnership of which MLC is the general partner and (ii) CMC Heartland Partners ("CMC Heartland"), a general partnership in which HTI and Heartland are the general partners and MLC is the managing general partner. Heartland and CMC Heartland are referred to herein as (the "Partnerships"). On June 30, 1993, CMC distributed HTI's common stock to CMC stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI"). Through its interests in the Partnerships, the Company is engaged in the business of development of real estate, including the properties formerly owned by the Company.

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

3. Inventories

The components of inventory consist of the following (amounts in thousands):

                                                     September 30, 1999         December 31, 1998
                                                     ------------------         -----------------
Raw materials                                                     5,425                     3,667
                                                                    385                       110
Work-in-process
                                                                    154                       256
Finished goods                                                  -------                    ------

                                                                  5,964                     4,033

                                                                  1,093                       928
Less: allowance for obsolescence                                  -----                    ------
Inventories, net                                                $ 4,871                     3,105
                                                                =======                    ======

4. Net loss per share

Net loss per share for the third quarter of 1999 was $1.68 and the net loss for the nine month period ending September 30, 1999 was $4.63. This compares to net income of $.20 and net loss of $.21 per share for the comparable periods of 1998. Calculations of net loss per common share are based on 1,671,238 shares outstanding.

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                            September 30,     December 31,
                                                                                 1999             1998
                                                                                 ----             ----
Assets:
Cash and marketable securities                                             $         3,704   $         3,828
Receivables, net                                                                       306               353
Other assets                                                                           761               720
Net properties and investment in joint venture                                      38,432            28,330
                                                                           ---------------   ---------------
Total assets                                                               $        43,203   $        33,231
                                                                           ===============   ===============

Liabilities:
Accounts payable, accrued expenses and other liabilities                   $         7,366    $        7,568
Allowance for claims and liabilities                                                 2,781             2,762
Loans payable                                                                       27,271            13,492
                                                                           ---------------    --------------
Total liabilities                                                                   37,418            23,822
Total partners' capital                                                              5,785             9,409
                                                                           ---------------    --------------
Total liabilities and partners' capital                                    $        43,203    $       33,231
                                                                           ===============    ==============

                                                Nine Months Ended
                                                  September 30,
                                             1999              1998
                                             ----              ----

               Property sales           $         7,542  $         3,005
                                        ===============  ===============
               Gross profit             $           882  $            87
                                        ===============  ===============
               Net loss                 $        (3,624) $        (6,229)
                                        ==============   ===============

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.       Debt Obligations

The Company's debt obligations, consist of the following:

                                                                            (amounts in thousands)
                                                                       Sept. 30, 1999    Dec. 31, 1998
                                                                       --------------    -------------
Line of credit with Wells Fargo Business Credit Inc. (formerly
Norwest Business Credit, Inc.), bearing interest at the base rate
plus the 3.25% default rate (11.5% at September 30, 1999)              $        3,914    $

Line of credit with G.E.  Capital  Corporation                                                   2,924

Line of credit with Lasalle National Bank bearing interest at the
base rate plus 2% (8.25% at September 30, 1999)                                   802              679
                                                                       --------------    -------------

Total lines of credit                                                  $        4,716    $       3,603

                                                                       ==============    =============
Term loan payable to LaSalle National Bank in original principal amount of $1,200,000. Interest is at prime plus 1.5% (9.75% at
September 30, 1999) and is paid monthly. The loan has level monthly
principal payments over three years respectively.                      $          740   $        1,007

Term loan payable to LaSalle National Bank in original principal amount of $900,000. Interest is at prime plus 1.0% (9.25% at
September 30, 1999) and is paid monthly. The loan has level monthly
principal payments over five years respectively.                                  645              765

Term loan payable to Wells Fargo Business Credit in an original amount of $4,500,000. Principal payments of $75,000 plus interest is payable over a 60 month period. Interest accrues at the base
rate plus the 3.25% default rate (11.5% at September 30, 1999)                  3,825

Term loan with G.E.  Capital Corporation                                                         2,142

Other notes payable                                                               175              350

Subordinated note to the sellers of Solder bearing 8% interest payable quarterly and having three semiannual principal payments of
$400,000 plus a final payment of principal and accrued interest. The first installment is due on October 10, 1999. Interest payments are
deferred and added to the note balance until Solder achieves certain            1,889            1,812
financial ratios.

Subordinated note to the seller of Zecal Corp. with 8% interest beginning on April 29, 1999. Interest, with principal payments of
$91,667 are due quarterly beginning July 30, 1999.                              1,008            1,100

Subordinated notes to the seller of P.G. Design bearing 8% interest, paid quarterly. The notes are payable $1,500,000 in September 2000
and $1,500,000 in May 2002.                                                     3,000            3,000
                                                                       --------------    -------------

Long term debt                                                                 11,282           10,176
                                                                       --------------    -------------
Less current portion of long-term debt                                          2,856            2,236
                                                                       --------------    -------------
Long term debt, less current portion                                   $        8,426    $       7,940
                                                                       ==============    =============

6.       Debt Obligations (continued)

In January, 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at September 30, 1999 is the lender's base rate plus the 3.25% default rate (11.5% at September 30, 1999). Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter on 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the Company's failure to achieve certain profit levels in the second and third quarter, the Company was and continues to be in violation of the loan agreement. The Company does not expect to be in compliance with the profit requirements of the WFBC agreement at year end; but does expect to receive a waiver of the requirements. If no waiver is granted, WFBC may exercise any or all of the following remedies under the agreement including, but not limited to, termination of the commitment, accelerating the loan and foreclosure on collateral. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base.

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (as amended, March 29, 2000)

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

The net loss for the third quarter of 1999 was $2,812,000 or $1.68 per share compared to a profit of $335,000 or $.20 per share for the third quarter of 1998. The net loss for the 1999 nine month period prior to the extraordinary charge of $509,000 for debt refinancing, was $7,233,000 or $4.33 per share compared to a loss of $361,000 or $.21 per share in the nine month period of 1998. Third quarter results and the results for the nine months ended September 30, 1999 were unfavorably affected by continued pressure on profit margins.

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999


Selling, General & Administrative ("SG&A") expenses for the third quarter of 1999 totaled $2,341,000, compared to $3,351,000 for the third quarter of 1998. For the nine month period ended September 30, 1999 SG&A expenses were $6,787,000 compared to $6,611,000 in the similar period of 1998. SG&A expenses for the nine months ended September 30, 1998 only included the expenses of Solder and Zecal for the periods after April 10, 1998 and April 29, 1998, the respective dates of acquisition.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") was a loss of $1,515,000 for the third quarter ended September 30, 1999 compared to income of $1,367,000 for the comparable quarter last year. For the nine months ended September 30, 1999, EBITDA was a loss of $3,793,000 compared to income of $1,404,000 for the similar period last year. The decreases in EBITDA are due to the factors described above.

HTI's losses from its investments in the real estate partnerships were $1,325,000 in the third quarter and $3,711,000 for the first nine months of 1999 compared to losses of $39,000 and $93,000 for the respective periods of 1998. Non-cash allocation of losses in excess of HTI's proportional interest in Heartland was $1,302,000 in the third quarter and $3,657,000 for the first nine months of 1999. HTI has priority to future Heartland profits up to this excess loss allocation. Management believes that the real estate based partnership has a high potential to achieve profitability in the future.

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

In January 1999, the Company refinanced its existing debt with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at September 30, 1999 is the lender's base rate plus the 3.25% default rate (11.5% at September 30, 1999). Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999

 .25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter on 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the Company's failure to achieve certain profit levels in the second and third quarter, the Company was and continues to be in violation of the loan agreement. The Company does not expect to be in compliance with the profit requirements of the WFBC agreement at yearend; but does expect to receive a waiver of the requirements. If no waiver is granted, WFBC may exercise any or all of the following remedies under the agreement including, but not limited to, termination of the commitment, accelerating the loan and foreclosure on collateral. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base.

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999


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

Proprietary Rights. PG has been informed by one of its major customers that the customer has a patent relating to demonstration devices for computer printers ("Printer PODs") and that the customer believes that some or all of the Printer PODs manufactured by PG infringe the patent. PG has reviewed the patent and the design of its Printer PODs and believes there is uncertainty as to the extent and validity of the customer's claim of infringement. Additionally, PG has explored with its customers possible resolutions of this issue, including obtaining a license to use the technology covered by the customer's patent. PG had designed a new Printer POD in an effort to reduce exposure to any claims of infringement. There can be no assurance that PG will be successful in resolving this issue on a basis that is satisfactory both to PG and the customer. The loss of the customer, the loss of the right to continue manufacturing and marketing the Printer PODs and/or an award of damages for infringement could have a material adverse affect on PG's results of operations. In addition, the payment of any fees or royalties pursuant to any license arrangement ultimately entered into with the customer could decrease the profit margin realized by PG in respect of its Printer POD sales. Similarly, such profit margin could be negatively impacted by the costs incurred by PG in its attempts to redesign the Printer POD to avoid the alleged infringement. See "Dependence on Customers," above.

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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999


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

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999


significant systems is completed, with all remediated systems fully tested and expected to be implemented with 100% completion targeted for November 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of the equipment have not yet provided the necessary remediation programming. Therefore, we are only 90% complete in the remediation phase of our operating equipment. Testing of this equipment is more difficult than the testing of the information technology systems; as a result, the Company has been testing its remediated operating equipment. Once testing is satisfactorily completed, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by November 30, 1999. Testing and implementation of affected equipment is expected to be completed by November 30, 1999.

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

We have formulated our contingency plans if we do not complete all phases of the Year 2000 program. If we are unable to successfully implement the four phases of our Year 2000 plan and our contingency plan fails, or if Year 2000 issues negatively affect our

                           HEARTLAND TECHNOLOGY, INC.
                               September 30, 1999
                          (as amended, March 29, 2000)


suppliers, our customers or the economy generally, our business or financial results may be materially affected.

Item 6. Exhibits and Reports on Form 8-K

a)         Exhibits

          27            Financial Data Schedule (as amended March 29, 2000)

       b)   Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HEARTLAND TECHNOLOGY, INC.
                                              (Registrant)

Date:     March 29, 2000              BY: /s/ Edwin Jacobson
                                         ---------------------------
                                         Edwin Jacobson
                                         President and Chief Executive
                                         Officer of
                                         (Principal Executive Officer)



Date:     March 29, 2000              BY: /s/ Richard P. Brandstatter
                                          ---------------------------
                                          Richard P. Brandstatter
                                          Vice President- Finance, Secretary
                                          And Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                Index to Exhibits


Exhibit No.             Description
-----------             -----------
       27               Financial Data Schedule (as amended March 29, 2000)