Form 10-K405
period 1999-12-31
HEARTLAND TECHNOLOGY INC
filed 2000-03-30
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of March 28, 1999, was approximately $5,280,583. On that date there were 1,671,238 shares outstanding. For purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of the Registrant.

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

Exhibit index appears on Page 47.

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section, and elsewhere in this Form 10-K, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and analysis of Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

                                    PART I

Item 1. Business

Heartland Technology, Inc. (the "Company" or "HTI") has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, PG Design Electronics, Inc. ("PG"), Zecal Corp. ("Zecal") and Solder Station One ("Solder"). The Company also holds general partner interests in partnerships which are engaged in real estate sales, leasing and development.

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

In May 1997, MLC and PG Newco Corp. ("PG Newco"), a wholly-owned subsidiary of MLC, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. ("PG Design"), a company engaged in the business of contract design and manufacture of electronic assemblies for computer and computer printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to PG Design Electronics, Inc. ("PG").

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. ("HTI"). Effective December 31, 1997, the Commission approved the deregistration of HTI as an investment company.

On April 10, 1998, the Company acquired the stock of Solder, a provider of speciality services to the printed circuit board industry.

On April 29, 1998, PG purchased the assets and assumed certain liabilities of Zecal which owns patented "Z-Strate"(R) technology for plating fineline copper circuits on a ceramic substrate.

On December 13, 1999, in contemplation of potential future strategic alliances which the Company is pursuing, the Company formed HTI Interests, LLC ("HTII"). The Company holds a 99.9% ownership in HTII while HTI Principals, Inc., a newly formed corporation owned by the directors of the Company, holds the remaining
 .1%. The Company's general partner interest in Heartland will be held in HTII.

Electronics Business
--------------------

The Company is engaged in the electronic contract manufacturing business through its subsidiaries. On a contract basis, the Company designs, manufactures and tests electronic assemblies, designs and tests Z-Strate(R) circuit boards, and provides services to the printed circuit board industry. While the customer base is diverse, the primary customers are OEMs in the computer, computer printer and telecommunications industries. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

The Company uses surface mount ("SMT") and chip-on-board ("COB") technologies in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces electronic circuits on ceramic substrates using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry. The Company's largest customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs"). The Company developed a product called the "Portal(R)" which is an interactive electronic information center used for point of purchase applications. Due to insufficient market demand, the Company decided to discontinue production of Portal. The Company has introduced refinements to the Z-Strate(R) process to improve its application in the radio frequency ("RF") wireless and broadband telecommunications markets. RF applications include wireless communication products such as cellular phone handsets, cellular phone stations, satellite phones and coaxial and fiber-optic cable television ("CATV") distribution systems. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. The majority of the Company's customers are located in the United States; however, their products are shipped internationally. In 1999, NEC accounted for approximately 34% and Hewlett Packard accounted for approximately 13% of the Company's business. The Company believes that it has strong relationships with its major customers which have been established over the years. However, the Company could lose one or all of these customers and the loss of one or all of them could have a material adverse effect on the Company's results. The Company does not have any long-term contractual relationships with any of its customers.

Zecal's marketing operations are supervised by its Vice President of Marketing. PG and Solder's marketing and sales are performed by senior management and technical personnel of the Company. In addition, the Company uses outside sales representatives.

Strategy. The Company's strategy is to focus on high margin segments of the electronics manufacturing business. The Company does accept lower margin business in certain instances to develop or maintain relationships with companies and to utilize its capacity. While the Company seeks to increase sales to existing customers, it also plans to diversify products, as well as the customers and industries to which it sells. The Company is looking for opportunities for growth by acquisition or joint venture, as well as by expanding its existing business. The Company aims to grow its business within its niche of technically advanced design and manufacturing, which it believes is appropriate for its strengths and long-term objectives. The Company has added manufacturing capacity, is adding testing equipment and is working on the design and prototyping of new products. To realize this strategy, the Company may require the allocation of substantial resources, some or all of which may be unavailable to the Company.

The Company invested approximately $879,000 for equipment in 1999, of which $203,000 was acquired under captitalized leases. In 1998, approximately $5,701,000 was invested for equipment which included the $2,027,000 for fixed assets acquired in the Solder purchase on April 10, 1998 and the $2,277,000 in fixed assets acquired in the Zecal purchase on April 29, 1998.

Competition. There is significant competition in the electronic contract manufacturing market. The Company believes that competition in the market segments it serves is based on product and service quality, reliability and timely delivery to customers. The Company's competitive advantage has been maintained by its capacity to handle limited runs of a product on short notice, and its ability to perform analysis and provide design advice while working closely with the customer using the latest technologies. The electronics contract manufacturing industry is comprised of a large number of companies. The Company faces intense competition from established competitors and from similar niche players who focus on low volume/high margin production. Certain competitors have greater financial resources and manufacturing capacity than the Company. The Company may also face competition from current and potential customers, including OEMs themselves, who may decide to manufacture product internally. However, the Company believes that rather than viewing electronic subcontractors as a competitive threat, OEMs have become increasingly reliant on, and want to align themselves with subcontractors. During periods of recession in the electronics industry, the Company's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to OEMs, who may become more price sensitive. Although the Company generally does not pursue high-volume, price-sensitive business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures.

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

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. The Company has a total of approximately 300 employees at the three subsidiary companies.

Raw Materials. The raw materials required for electronics contract manufacturing, including printed circuit boards, ceramic substrate, chemicals, memory chips, bare semiconductor dice, electronic components such as resistors, diodes and capacitors, and solder are generally readily available from outside suppliers, with lead times ranging from a couple of days to fourteen weeks for some components. Memory chips for the memory modules are typically provided by the contract purchaser. The Company has at times experienced delays in its supply of memory chips. The Company purchases other components from a number of outside suppliers and is not dependent on any particular supplier.

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

Operations. The Company believes that it made progress on a number of fronts in 1999. However, as a result of a decline in orders from our largest customers, NEC and Hewlett Packard as well as the discontinuation of Portal(R), the Company has restructured PG in order to increase its competitiveness. In the 1st quarter of 2000 it has reduced its staffing by 65 employees and expects an approximate annual saving of $2,511,000 in staffing expenses. Whereas at Zecal and Solder, the Company believes that to achieve profitable growth as well as to maintain existing business that it needed to improve its organizational structure and personnel. To that end, the Company and its subsidiaries have hired management, engineering, manufacturing, sales and finance personnel.

PG Design is focused on diversification and new products. PG is actively seeking new opportunities for custom memory module business from NEC and is seeking to add additional semiconductor manufacturers as custom memory module customers.

PG was successful in adding contract manufacturing customers outside of the computer and computer printer industries in 1999. PG will continue to focus on expanding this area of its business in 2000.

PG added a new customer for its Printer PODs in 1999, and is experiencing increased Printer POD orders from existing customers. PG is seeking additional customers for its PODs. PG developed a new POD in 1999 to address the PC industry's introduction of Universal Serial Bus (USB) computers and printers.

HTI has devoted a great deal of time and attention to the future of Zecal. The Company continues to believe that Zecal can be profitable by pursuing the emerging market for cellular phones and CATV, as well as its historical markets of power supplies and control devices. There is also a potential market for Z-Strate(R) in applications involving extreme environmental conditions such as down hole electronics for the oil well drilling industry and underhood automotive electronics. Z-Strate(R) retains its superior electrical properties over an extremely high temperature range. Z-Strate(R) is also well suited for leading edge "chip scale" packaging because Z-Strate(R)'s coefficient of expansion is similar to that of the silicon in integrated circuits and the technology supports integration of high quality passive components (resistors, capacitors and inductors) in the semiconductor package. The Company believes, based on the advice of an outside consultant, discussions with potential customers, and its own analysis, that Z-Strate(R) has significant advantages in performance and cost over competitive technologies in a wide variety of RF applications.

Z-Strate(R) based devices, which feature very high quality (i.e. low electrical resistance) copper connections on ceramic substrates, exhibit significantly lower power losses than RF devices using thick film or organic printed circuit board technologies. This translates into a longer battery life for battery powered uses. In addition Z-Strate(R) offers very "fine pitch" circuits, allowing the high circuit densities and the small devices required for product miniaturization. The Company believes that Z-Strate(R) based devices can be produced at lower cost than certain competing technologies.

There is a large market for RF devices. There were about 258 million new cellular phone handsets sold in 1999, and this market alone is projected to double by the year 2001. Zecal is developing modules for use in cellular telephone handsets and base stations. These modules have been prototyped and are currently being qualified by the customers for production. In the event that Zecal receives orders for the cellular phone handset components, it will have to make a significant capital investment to expand capacity.

In anticipation of this growth, the Company is seeking a new comprehensive financial package for Zecal, which will significantly increase its manufacturing capability, and secure additional operating capital.

Realization of these prospects is likely to require significant financing. The Company may or may not be able to obtain the needed financing.

Current Financing

The Company has lines of credit with LaSalle National Bank (LSNB) and Wells Fargo Business Credit (WFBC) formerly Norwest Business Credit. It is in violation of loan covenants of these lines of credit. In January 2000, we received notification from WFBC that demanded payment in full by May 1, 2000, of all obligations due WFBC which at December 31, 1999 was approximately $6,172,000. Management is seeking sources of credit for PG. We received a waiver of the LSNB loan covenants on March 30, 2000.

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

The Company, by reason of its serving as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer, the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate, certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain leasees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended, (the "1934 Act").

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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of December 31, 1999, the Partnerships' total consolidated indebtedness was $32,770,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

Item 2.  Properties

HTI's corporate headquarters is at 547 West Jackson Boulevard, Suite 1510, Chicago, Illinois. It shares approximately 9,000 square feet of leased office space with Heartland. The lease provides for an annual base rent of $108,000 through the lease expiration date of May 31, 2000, and is subject to operating expense and tax escalation. Management has secured office space at Kinzie Station, which is being developed by the Partnership. The annual rent is expected to be approximately $30,000.

PG's corporate and manufacturing headquarters are located at 48700 Structural Drive, Chesterfield, Michigan. The building, which operates both as an office and a plant, has approximately 32,000 square feet of floor space. This facility is leased at a monthly rate of about $18,000 for a ten year term ending January 31, 2004, with an option to purchase the building and property at the end of the term.

Solder's corporate and manufacturing headquarters are located at 2221 and 2231 West Cape Cod Way, Santa Ana, California. The buildings on this site occupy approximately 21,200 square feet. These facilities are leased for a monthly rate of approximately $24,000 in 1999. The lease expires January 1, 2002. The Company has options to acquire the buildings at the end of the lease term.

Zecal's corporate and manufacturing headquarters are located at 456 North Sanford Road, Churchill, New York. The 31,500 square foot facility has been leased for approximately $9,000 per month through February 2000, and thereafter, on a month-to-month basis. The property is in a foreclosure proceeding and Zecal does not have a written lease for the facility. If Zecal is not able to obtain a new lease and is required to relocate, the relocation may have a material adverse effect on the operations of Zecal.

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

No matters were submitted to a vote of stockholders in the quarter ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the American Stock Exchange under the symbol "HTI". The high and low sales prices for each quarterly period of 1999 and 1998 are shown below.

1999             High     Low

First quarter     5 5/8   3 7/8
Second Quarter    6 1/2   4 1/4
Third Quarter     6       4 3/4
Fourth Quarter    4 3/4   2 1/4


1998

First Quarter   17 3/16  16 1/4
Second Quarter  17 3/8   12 1/4
Third Quarter   12 3/4    7 5/8
Fourth Quarter   8 3/8    5 3/8


No dividends have been paid on the Company's common stock. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 8 in Item 8 "Financial Statements and Supplementary Data" to the notes to consolidated financial statements for restrictions on payments and retained earnings. As of March 22, 2000, there were 591 holders of record of the Company's common stock.

Recent sales of Unregistered Securities

In December 1999, the Company entered into subscription agreements with 5 individuals, two of whom are directors of the company, for the sale of 13% subordinated debentures aggregating $2 million, which were accompanied by warrants for an aggregate of 330,000 shares of common stock of the Company. An aggregate of $450,000 of the debentures (and accompanying warrants) were issued in December 1999. These securities were offered and sold pursuant to Section 4(2) of the Securities Act of 1933. No underwriting discounts or commissions were paid in connection with the issuance of these securities.


Item 6. Selected Financial Data.

Operating Company
-----------------

The selected financial data set forth below has been derived from our audited consolidated financial statements and the notes thereto. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this 10-K.

Calendar year 1998 includes results of Solder from April 10, 1998, and Zecal from April 29, 1998.

              (Amounts in Thousands Except for Per Share Amount)

                                                   Years ended December 31,
                                                   1999      1998      1997
                                                 --------   -------   -------
Net sales                                        $ 35,158   $27,668   $15,093
Net income (loss)                                 (10,113)   (2,137)    1,975
Net income (loss) per common share (1,671 shares
 issued and outstanding)                            (6.05)    (1.28)     1.18
Total assets                                       30,711    37,363    20,179
Long-term obligations                              11,355    10,429     6,756
Stockholders' Equity                                7,309    17,422    19,559

Item 7. Management's' Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

The Company has financed its activities in 1999 through borrowings on its lines of credit. In January 2000, we received notification from WFBC that demanded payment in full by May 1, 2000 of all obligations due WFBC which was $6,172,000 at December 31, 1999. Management is seeking sources of credit for PG. It currently is in discussion with several lending institutions for refinancing of the WFBC debt.

During 1999, Zecal had a net loss of $3,947,000. The Company expects that Zecal will continue to lose money and the Company will have to obtain additional financing to support its operations. The Company has begun the process of obtaining additional financing or establishing other arrangements, such as a joint venture, for Zecal's operations.

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

A significant portion of the $3,232,000 in cash and marketable securities on hand at December 31, 1997, was used to consummate the acquisition of Solder on April 10, 1998, and Zecal on April 29, 1998. As of December 31, 1999, $3,329,000
was borrowed under the Company's lines of credit with its lenders. Additional borrowings of $244,000 were available under the lines of credit at December 31, 1999.

Solder has a line of credit with LSNB under which it may borrow up to $1,500,000. Interest is based on a base rate (8.5% at December 31, 1999). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 1999 were $757,000. The line of credit matures on April 30, 2001. Solder is in violation of certain financial covenants with respect to its LSNB term loans for which it has received a waiver.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (10.0% at December 31, 1999). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (9.5% at December 31, 1999). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period of August 31, 1998, through November 30, 1998. The amounts deferred plus additional interests are due no later than April 30, 2001. The outstanding balances on these loans at December 31, 1999, were $607,000 and $585,000, respectively. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has received a waiver.

Solder has a $1,700,000 subordinated note payable to the former owners. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. The Company was in compliance after the fourth-quarter 1998 and accordingly paid interest on the note for the first quarter 1999. The Company was out of compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future interest payments. Deferred interest in the amount of $227,000 has been added to the loan balance and is due no later than October 10, 2001. The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. In light of those discussions, the Company did not make payments of $400,000 to the seller that were due on October 10, 1999 and on January 10, 2000. The seller has not notified the Company that it is in default, but may do so.

Solder has a contingent $400,000 note payable to the former owners. The note was payable April 10, 1999, providing Solder's calendar year 1998 operating income was greater than $1,508,999. Since Solder did not achieve this level of income, the note is payable on April 10, 2001, providing Solder's cumulative operating income for the calendar years 1998, 1999 and 2000 is greater than $6,027,999. If cumulative operating income of $6,027,999 is not achieved, the note is not required to be paid. Due to the uncertainty of Solder meeting the income thresholds, this amount has not been recorded in the Notes Payable at December 31, 1999.

Solder has a $175,000 original principal amount non-interest bearing note in connection with the Solder transaction. The note is paid out of the collections of certain accounts receivable. The outstanding balance on this note at December 31, 1999 was $4,000.

Zecal has a note payable to the seller of Zecal's assets in the principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At December 31, 1999, $1,028,000 was outstanding. Payments due October 20, 1999 and January 20, 2000 have not been made.

In January 1999, the Company refinanced its existing debt of PG and Zecal with General Electric Capital Corporation ("GECC") by entering into an agreement with WFBC. The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at December 31, 1999 is the lender's base rate plus 0.25% plus the 3% default rate (11.5% at December 31). At December 31, 1999, the principal amount outstanding on the line of credit was $2,572,000, and the amount outstanding on the term loan was $3,600,000. Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of 0.25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter on 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base. PG failed to achieve certain profit levels in the second and third quarters of 1999 and WFBC entered into a third amendment to the loan agreement that reduced the allowable borrowing base and waived the defaults. In January 2000 the Company received notification from WFBC that demanded payment in full, by May 1, 2000 of all obligations due. Management is seeking other sources of credit for PG.

HTI has notes payable to the seller of PG in the principal amount of $3,000,000. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002. The notes bear interest at 8% per year, which is paid quarterly.

On December 23, 1999 the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, chairman, and Edwin Jacobson, chief executive officer, as well as other shareholders of Heartland Technology.

The Debentures were accompanied by warrants which permit the purchase of 165 Heartland Technology common shares per $1,000 principal amount of the debentures, or an aggregate of 330,000 common shares for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share.

The debentures are secured by the Class B units of Heartland Partners, L.P. which are held by Heartland Technology. In the event that Heartland Partners enters into a loan agreement with Heartland Technology collateralized by the Class B units, that security interest will be released.

At December 31, 1999, the principal amount outstanding under the subordinated debentures was $450,000. At March 17, 2000, all of the $2 million subscriptions had been funded.

At December 31, 1999, the Company's indebtedness includes $8,265,000 of senior debt ($6,172,000 payable to WFBC; $1,949,000 payable to LSNB; and $144,000 to other institutions) and $6,419,000 of subordinated debt ($3,000,000 payable to the seller of PG Design; $1,028,000 payable to the seller of Zecal, $1,927,000 payable to the seller of Solder; $450,000 payable to debenture holders; $14,000 to other institutions). The Company also has $330,000 of capital lease obligations.

The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from cash flow expected to be derived from operations and financing presently in place as well as additional financing that management is seeking. Management expects that it will be able to procure additional financing if required and that the Company will require additional financing for further acquisitions or for the development of new facilities required for additional business.

The Company requires additional funding in order to develop new products and to realize existing opportunities. If the Company is unable to obtain such financing on favorable terms, or not at all, it may have a material adverse effect on the Company's results of operations and future prospects.


Results of Operations

Net sales in 1999 totaled $35,158,000. Sales totaled $27,668,000 for 1998 and include the revenues of Solder from April 10, 1998, its date of acquisition, and Zecal from April 30, 1998, its date of acquisition. Sales for 1997 totaled $15,093,000, which included only the sales of PG, from the time of its acquisition on May 30, 1997.

The net loss for 1999 totaled ($10,113.000) or ($6.05) per share compared to a net loss in 1998 of ($2,137,000) or ($1.28) per share and a net after tax profit in 1997 of $1,975,000 or $1.18 per share. For 1999 $3,754,000 of the loss is due to the non-cash allocation of Heartland's losses. Heartland's losses are allocated to the owners' capital accounts until the accounts have a zero balance. Losses are then allocated to the remaining partners with positive balances. HTI, as general partner and owner of the Class B interest, is the only partner whose capital account remains positive and therefore, receive a higher allocation of losses than it would have received if other partners' accounts had positive balances.

Selling, general and administrative (SG&A) expenses for 1999 totaled $9,622,000 compared to $8,124,000 for 1998 and $2,998,000 for 1997. Included in 1999 is a
full year of operations for PG, Zecal and Solder, whereas 1998 includes a full year of operations for PG as well as the expense of the newly acquired companies, Zecal and Solder, whereas 1997 contained 7 months of operations for PG. The additional 5 months of PG operations and the Zecal and Solder acquisitions account for $2,266,000 of the increase in 1998. As discussed below, in 1998 and 1997 the Company hired additional personnel to support existing business and future profitable growth.

Amortization expense for 1999 was $760,000 and included a full year's amortization for both PG Design and Solder. Amortization expense increased from $559,000 in 1997 to $885,000 in 1998. $265,000 of the increase relates to a reduction in the estimate of the expected life of the goodwill from 40 to 20 years. In addition, the Company acquired Solder during 1998 which resulted in additional amortization of goodwill of $143,000. Offsetting the above increases in 1998, was a reduction in the deferred compensation amortization resulting from the elimination of a deferred compensation arrangement relating to an acquisition.

Accounts Receivable and inventory levels increased by $269,000 and $131,000 respectively from December 31, 1998, levels. The Accounts Receivable increased at PG and Zecal by $224,000 and $83,000, respectively while decreasing at Solder by $36,000 and at HTI by $2,000. Inventory increased at all three subsidiaries, $41,000 for PG, $33,000 for Zecal and $57,000 for Solder.

Other income in 1999 decreased by $3,577,000 to a negative $3,074,000, primarily due to the non-cash excess loss allocation of $3,701,000 from the investment in partnership. The Company expects that operations at Heartland will be positive during the year 2000. If that is the case, the Company will be able to recover the excess loss allocation. This was offset by an increase in Miscellaneous of $208,000 that was caused by the recovery of $248,000 of costs from the CMC shareholder distribution. In 1998, other income decreased by $809,000. The decrease was primarily the result of a loss of $11,000 in 1998 from the investment in the partnerships compared to a gain of $587,000 in 1997, and to a reduction in interest income of $223,000. The reduction in interest income is attributable to the Company purchasing Solder and Zecal with the monies formerly invested in interest bearing securities.

Forward - Looking Statements

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

Losses. The 1999 results are principally attributable to the following factors:
1) operating losses of Zecal; 2) hiring additional personnel for PG Design; 3) a decline in orders from the Company's largest customers; and 4) the non-cash allocation of the Partnerships' losses. As a result of these factors, the Company incurred a $10,113,000 loss after taxes for 1999.

Dependence on Customers. A large percentage (approximately 47%) of sales comes from two customers. The Company does not have long term contracts with any of these large customers. Steps are being taken to diversify the product lines and to reduce customer concentration through the addition of new customers and acquisitions. However, sales to a few large customers will continue to account for a significant percentage of revenues. If the Company loses a major customer, or if a major customer reduces its purchases of products and services, financial results will be materially affected. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

Acquisition Integration. The Company's electronics business operations consist of PG, Solder and Zecal. The Company acquired all of these businesses within the past three years. The businesses acquired have different cultures, procedures and organizational structures. The Company expects future acquisitions to have the same kinds of differences. The Company may have difficulties managing growth as it integrates new operations, adds customers and expands. Failure to manage growth, or to control expenses related to growth, may materially affect the business and financial results.

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. Throughout 1999, the Company was unable to meet minimum ratios and other financial covenants required under existing credit agreements. As a result, the Company sought and received a waiver from LSNB for such covenants. In January 2000, we received notification from WFBC demanding payment in full by May 1, 2000 of all obligations due. Management has been seeking sources of credit for PG. It currently is in discussions with several lending institutions for refinancing the WFBC debt. The high level of debt, or the restrictions imposed by the debt, may adversely effect financial results or the Company's ability to operate its business, including making future acquisitions. Any future acquisition is expected to require additional financing. The Company may not be able to find additional financing sufficient to make any or all of the desired acquisitions. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely effect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may continue to fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for future non-compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely affect the business and financial results.

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

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at December 31, 1999 were $32,770,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material effect on our financial results.

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

As of December 31, 1999, we successfully completed the Year 2000 plan and modified or replaced a significant portion of our software and certain hardware so that those systems would properly recognize dates beyond December 31, 1999.

Through March 20, 2000, we had not encountered any Year 2000 related issues which would have affected our operations. We will continue to monitor its software and equipment over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to year 2000 compliance.

Item 7 A: Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $4,950,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $49,000 based on the outstanding indebtedness as of December 31, 1999.

The Company has approximately $5,955,000 of long term debt at a fixed rate of 8% and $450,000 of Long Term Debt at a fixed rate of 13%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Heartland Technology, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Technology, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Technology, Inc. as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Heartland Technology, Inc. will continue as a going concern. As more fully described in
Note 3, Heartland Technology, Inc. has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2000. These conditions raise substantial doubt about Heartland Technology, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 ERNST & YOUNG LLP


Chicago, Illinois
March 3, 2000, except for Notes 3, 8 and 16 for which the date is March 17, 2000

                          Heartland Technology, Inc.
                          Consolidated Balance Sheets

               (Amounts in thousands, except per share amounts)

                                                                                             December 31,   December 31,
                                                                                                 1999           1998
                                                                                             -------------  ------------
Current assets:
  Cash and cash equivalents                                                                       $   105        $    --
  Accounts receivable, net reserves of $250 in 1999 and $173 in 1998                                3,643          3,374
  Due from affiliate                                                                                   --            286
  Inventories, net                                                                                  3,236          3,105
  Prepaid Expenses                                                                                    294            310
  Refundable taxes                                                                                     41            794

                                                                                                  -------        -------
     Total current assets                                                                           7,319          7,869
Property equipment:
  Machinery and equipment                                                                          10,339          9,719
  Furniture and fixtures                                                                              593            473
  Leasehold improvements                                                                              887            985
                                                                                                  -------        -------
                                                                                                   11,819         11,177
Less accumulated depreciation                                                                       4,506          2,328
                                                                                                  -------        -------
                                                                                                    7,313          8,849
                                                                                                  -------        -------
Other assets:
  Goodwill, net of accumulated amortization of $1,422 in 1999 and $811 in 1998                     11,429         12,069
  Deferred debt issuance costs net of accumulated amortization of $82 in 1999 and
    $100 in 1998                                                                                      118            248
  Other                                                                                               145            187
  Investment in partnerships                                                                        4,387          8,141
                                                                                                  -------        -------
     Total assets                                                                                 $30,711        $37,363
                                                                                                  =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Lines of credit                                                                                 $   757        $ 3,603
  Debt in default                                                                                   6,172             --
  Accounts payable, trade                                                                           4,321          2,837
  Accrued expenses and other liabilities                                                            1,693          1,393
  Current portion of long-term debt                                                                 3,867          2,236
  Current portion of capital lease obligations                                                        108             61
  Allowance for claims and liabilities                                                              1,281          1,281
  Payable to affiliates                                                                             1,093            398
                                                                                                  -------        -------
     Total current liabilities                                                                     19,292         11,809
                                                                                                  -------        -------
Long-term debt, less current portion                                                                3,888          7,940
Capital lease obligation, less current portion                                                        222            192
Stockholders' equity:
  Common stock, $.30 par value per share, authorized 10,000,000 shares,                               501            501
  1,671,238 shares issued and outstanding
  Additional paid-in capital                                                                       10,773         10,773
  Retained earnings (accumulated deficit)                                                          (3,965)         6,148
                                                                                                  -------        -------
     Total stockholders' equity                                                                     7,309         17,422
                                                                                                  -------        -------
     Total liabilities and stockholders' equity                                                   $30,711        $37,363
                                                                                                  =======        =======

See accompanying notes.

                          Heartland Technology, Inc.
                     Consolidated Statements of Operations

               (Amounts in thousands, except per share amounts)

                                                                         Years ended December 31,
                                                                         1999       1998       1997
                                                                      ----------  ---------  --------
Net sales                                                              $ 35,158    $27,668    $15,093
Cost of sales                                                            29,875     20,861      9,684
                                                                       --------    -------    -------
Gross margin                                                              5,283      6,807      5,409

Other income (loss):
 Interest income                                                              7         49        272
 Management fee from affiliate                                              425        425        425
 Income (loss) from investment in partnerships                           (3,754)       (11)       587
 Miscellaneous, net                                                         248         40         28
                                                                       --------    -------    -------
 Total other income (loss)                                               (3,074)       503      1,312

Other expenses:
 Selling, general and administrative                                      9,622      8,124      2,998
 Interest expense                                                         1,589      1,018        416
 Special compensation amortization                                           --        188        438
 Amortization expense                                                       760        697        121
                                                                       --------    -------    -------
   Total other expenses                                                  11,971     10,027      3,973
                                                                       --------    -------    -------
Income (loss) before income taxes and extraordinary item                 (9,762)    (2,717)     2,748
Income tax expense (benefit)                                               (158)      (580)       773
                                                                       --------    -------    -------
Net income (loss) before extraordinary item                              (9,604)    (2,137)     1,975
Extraordinary loss on debt refinancing                                     (509)        --         --
                                                                       --------    -------    -------
Net income (loss)                                                      $(10,113)   $(2,137)   $ 1,975
                                                                       ========    =======    =======

Basic and diluted income (loss) per share before extraordinary item      $(5.75)   $ (1.28)     $1.18
                                                                       --------    -------    -------
Extraordinary item debt refinancing                                       (0.30)        --         --
                                                                       --------    -------    -------
Basic and diluted income (loss) per share                                $(6.05)   $ (1,28)     $1.18
                                                                       ========    =======    =======
Weighted average number of common shares outstanding                      1,671      1,671      1,671
                                                                       ========    =======    =======

See accompanying notes.

                          Heartland Technology, Inc.
                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1999, 1998 and 1997
                            (Amounts in thousands)

                                                                  Additional                                Total
                                                 Common             Paid-in            Retained         Stockholders'
                                                  Stock             Capital            Earnings             Equity
                                            -----------------  -----------------  ------------------  ------------------

Balance at January 1, 1997                           $501            $10,773           $  6,310            $ 17,584
Net income                                                                                1,975               1,975
                                                     ----            -------           --------            --------
Balance at December 31, 1997                         $501            $10,773           $  8,285            $ 19,559
Net loss                                                                                 (2,137)             (2,137)
                                                     ----            -------           --------            --------
Balance at December 31, 1998                          501             10,773              6,148              17,422
Net loss                                                                                (10,113)            (10,113)
                                                     ----            -------           --------            --------
Balance at December 31, 1999                         $501            $10,773           $ (3,965)           $  7,309
                                                     ====            =======           ========            ========

See accompanying notes.


                                      Heartland Technology, Inc.
                                 Consolidated Statement of Cash Flows

                                        (Amounts in thousands)

                                                                          Years ended December 31,
                                                                         1999       1998       1997
                                                                       ---------  ---------  ---------
Net income (loss)                                                       $(10,113)   $(2,137)  $  1,975
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operations:
Activities:
   Depreciation                                                            2,417      1,643        217
   Amortization                                                              760        885        559
   Special compensation amortization                                          --        188        438
   Equity in loss (income) from investments in Partnerships                3,754         11       (587)
   Bad debt expense                                                           96         85         73
   Deferred income taxes                                                      --        262       (262)
   Reserve for inventory obsolescence/(reversal of obsolescence)            (184)       453        475
   Realized loss on sale of investments                                       --         --        110
   Realized loss on sale of equipment                                         23         --         --
   Accretion discount on securities                                           --         --        (79)
   Change in operating assets and liabilities:
     Accounts receivable                                                    (365)       438        661
     Due from affiliate                                                      286        164         25
     Inventories, net                                                         53     (1,684)       (61)
     Prepaid expenses and other assets                                        58        (12)      (151)
     Refundable taxes                                                        753       (794)        --
     Accounts payable and accrued expenses                                 1,784        552       (332)
     Increase in due to affiliates                                           695        398
     Payment on claims and liabilities                                        --         --        (30)
                                                                        --------    -------   --------
   Net cash provided by (used in) operating activities                        17        452      3,031
Investing activities:
Purchases of property and equipment                                         (682)    (1,397)      (966)
Proceeds from sale of fixed assets                                           126         --         --
Net proceeds from sale of securities                                          --         --      9,505
Acquisitions of businesses, net of cash acquired                              --     (6,049)   (11,896)
                                                                        --------    -------   --------
   Net cash used in investing activities                                    (556)    (7,446)    (3,357)
Financing activities:
Net borrowings (payments) under line of credit                              (274)     3,456     (1,223)
Proceeds from issuance of long-term debt                                   4,960      2,387      4,675
Payments on capital leases                                                  (126)       237         --
Principal payments on long-term debt                                      (3,781)    (2,165)      (919)
Debt issuance costs                                                         (135)      (153)      (167)
                                                                        --------    -------   --------
   Net cash provided by financing activities                                 644      3,762      2,366
                                                                        --------    -------   --------
Increase (decrease) in cash and cash equivalents                             105     (3,232)     2,040
Cash and cash equivalents at beginning of year                                --      3,232      1,192
                                                                        --------    -------   --------
Cash and cash equivalents at end of year                                $    105    $    --   $  3,232
                                                                        ========    =======   ========

See accompanying notes.

                          Heartland Technology, Inc.
               Consolidated Statement of Cash Flows (continued)

                             (Amount in thousands)




                                                            1999                     1998                    1997
                                                          ---------               -----------             -----------
Supplemental cash flow information:
                                                             $1,533                     $ 889                 $  403
  Cash paid for interest                                     ======                     =====                 ======

  Cash paid (refunds received) for income taxes, net         $ (922)                    $ (34)                $1,000
                                                             ======                     =====                 ======



See accompanying notes

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999


1.  Basis of Presentation

The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries ("HTI" or the "Company"), P.G. Design Electronics, Inc. ("PG"), Solder Station-One, Inc. ("Solder") and Zecal Corp. ("Zecal"), a subsidiary of PG. All significant intercompany transactions and accounts have been eliminated.

On December 13, 1999, the Company formed HTI Interests, L.C.C. ("HTII"). The Company holds a 99.9% ownership in HTII while HTI Principal, Inc. holds the remaining .1%. The Company's interest in the Heartland Partners, L.P. ("Heartland") will be held in HTII.

2.  Nature of Business

The Company is engaged in the electronic contract manufacturing business. On a contract basis, the Company designs, manufactures and tests electronic assemblies, designs and tests Z-Strate(R) circuit boards, and provides services to the printed circuit board industry. While the customer base is diverse, the primary customers are OEMs in the computer and computer printer industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

Through its partnership interests in Heartland and CMC Heartland Partners ("CMC Heartland"), the Company is also engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota and Washington. The investments in Heartland and CMC Heartland (the "Partnerships") are accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $2,057,000 at January 1, 1997, is being amortized as CMC Heartland's assets are sold. For the years ended December 31, 1999, 1998 and 1997, $89,000, $82,000 and $620,000 were amortized to income.

3. Going Concern and Management's Plans

The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 1999 and 1998, the Company incurred losses of $10,113,000 and $2,137,000, respectively. In addition, as of December 31, 1999, the Company is in violation of certain loan covenants with respect to its loan agreements with Wells Fargo Business Credit (WFBC). As a result of these violations, the Company received notification from WFBC in January 2000 that demands payment in full by May 1, 2000 of all obligations due WFBC ($6,172,000 as of December 31, 1999). As of December 31, 1999, the available resources of the Company are not presently sufficient to fund its expected cash requirements through the end of 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has implemented a strategy to reduce its losses and obtain additional financing. In January 2000, the Company reduced the workforce at PG which is expected to result in annual savings of approximately $2,000,000 to $3,000,000. The Company has also issued $450,000 of subordinated debentures in December 1999 and an additional $1,550,000 of subordinated debentures by March 17, 2000. Despite the issuance of the subordinated debentures, the Company believes that during the second quarter of 2000 it will require substantial additional funding to finance its operations and debt repayment obligations. Management is actively seeking additional financing, and is currently in discussions with several lending institutions.

In the event the Company is unable to obtain adequate funds when required in the future, the Company would be required to substantially scale back operations or obtain funds through arrangements with joint ventures, additional equity financing, or divestiture of certain of its assets, which may materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

4.  Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets which range from five to seven years for equipment and the lesser of the lease term or the estimated useful life for leasehold improvements. Property and equipment includes $480,000 of assets acquired through capitalized leases.

Debt Issuance Costs

The cost to acquire debt is being amortized on a straight-line basis over the terms of the related loan (3-5 years).

Revenue Recognition

Revenue from manufacture of electronic products is recognized upon shipment of such products. Revenue from contract services provided are recognized as the services are performed.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

Use of Estimates

In the preparation of the Company's financial statements in conformity with general accepted accounting principles, management makes estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amounts approximate fair value. For variable rate debt that reprices frequently, fair values approximated carrying values. For all remaining financial instruments, carrying value approximate fair value due to the relatively short maturity of these instruments.


Net Income (Loss) Per Share

Basic earnings per share is based on weighted average shares outstanding for the respective periods. Dilutive earnings per share includes the dilutive effects of options, warrants and convertible securities. Due to the net loss for the years ended December 31, 1998 and 1999, the inclusion of any additional shares from outstanding stock options (Note 15) would be antidilutive. Therefore, no options have been included in the calculation of diluted earnings per share in 1998 and 1999. During the year ended December 31, 1997, there were no items outstanding that would have a dilutive effect on earnings per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Goodwill

Goodwill is amortized using the straight-line method over 20 years. The Company reviews the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that goodwill assets will not be recoverable, as determined based on future expected cash flows or other fair value determinations, the Company's carrying value would be reduced.

Long-lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that its long-lived assets will not be recoverable, as determined based on future expected cash flows or other fair value determinations, the Company's carrying value would be reduced.

5.  Acquisitions

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

The purchase price consisted of cash paid of $12,325,000, the issuance of notes totaling $3,000,000 and acquisition related costs of $723,000. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002 and bear interest at 8% per year; however, no amounts were due in the event that the president at the time of the purchase of PG Design Electronics, Inc. voluntarily left the employment of PG Design prior to the scheduled maturity of the notes. Because the contingency in the notes linking the payment of the notes and the continued employment of Peter G. Van Heusden, $3,000,000 was recorded as deferred compensation of which $1,500,000 was being amortized over 40

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

months and $1,500,000 was being amortized over 60 months, on a straight line basis. The amortization of deferred compensation amounted to $438,000 for 1997 and $188,000 for the quarter ended March 31, 1998 and is reported as special compensation on the consolidated statement of operations.

The contingency related to the continued employment of Peter G. VanHeusden was removed from the notes on March 30, 1998. The unamortized deferred compensation remaining of $2,374,000 was added to goodwill and is being amortized on a straight line basis over 20 years, the remaining period over which the goodwill resulting from the purchase of PG assets is being amortized.

On April 10, 1998, HTI acquired 100% of the outstanding common stock of Solder, a provider of specialty services to the printed circuit board industry for $7,394,000. The acquisition was accounted for as a purchase. The purchase price consisted of cash of $5,185,000, the issuance of notes payable of $1,700,000 and $175,000, and acquisition expenses of $334,000. A contingent note payable of $400,000 was also issued, the payment of which is dependent on Solder reaching certain operating goals. Because it is uncertain at this time whether the amount will be paid, the amount has not been recorded as purchase price. The excess of the purchase price over the fair value of the assets acquired was $4,294,000, has been recorded as goodwill.

On April 29, 1998 PG Design acquired certain assets and assumed certain liabilities of Zecal, for a total purchase price of $2,187,000. The purchase price consisted of a note payable to the seller of $1,100,000, pre-acquisition operating advances of $900,000, and acquisition expenses of $187,000. The fair value of the net assets acquired was $2,642,000, which exceeded the cost of the acquisition by approximately $455,000. The excess fair value was allocated proportionately to long term assets. The acquisition has been accounted for as a purchase.

The consolidated financial statements include the results of the acquired businesses from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Unaudited proforma results of operations for the Company for the years ended December 31, 1998 and 1997, assuming the acquisitions had occurred on January 1, 1998 and January 1, 1997 are as follows:


                                     1998                    1997
                                  -----------             -----------
Net sales                         $30,289,000             $39,648,000
Net income                        $(2,951,000)            $(1,636,000)
Basic loss per share              $     (1.77)            $      (.98)

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

6. Inventories

Inventories consist of the following:

                                                                (Amounts in thousands)
                                                                  1999         1998

               Raw material                                       $3,826       $3,667

               Work-in-process                                       140          110
               Finished goods                                        188          256
                                                                  ------       ------
                                                                   4,154        4,033
               Less: reserve for obsolescence                     ------       ------
                                                                     918          928
                                                                  ------       ------
                                                                  $3,236       $3,105
                                                                  ======       ======



7. Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC which entitles the Company to .01% of CMC's available cash for distribution and an allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities (see Note 12), will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such were allocated 100% of the Partnership losses for 1999. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.

The Company has a management agreement with CMC, pursuant to which CMC is required to pay HTI an annual management fee in the amount of $425,000 through 1999. The unpaid management fees of $286,000 are included in due from affiliate at December 31, 1998. The Company reimburses Heartland for certain staff salary, office and operating allocations. Total expense incurred for 1999, 1998 and 1997 was $1,028,000, $332,000 and $228,000, respectively.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999


The condensed financial statements of Heartland as of December 31, 1999 and 1998 and for the years then ended, December 31, 1999, 1998 and 1997 are as follows (amounts in thousands):

                                                                   1999            1998
Assets:
Cash and marketable securities                                    $ 4,412         $ 3,828
Receivables, net                                                      373             353
Other assets                                                        1,310             720
Net properties and investment in joint venture                     51,161          28,330
                                                                  -------         -------

Total assets                                                      $57,256         $33,231
                                                                  =======         =======

Liabilities:
Accounts payable, accrued expenses and other liabilities          $16,030         $ 7,568
Allowed for claims and liabilities                                  2,804           2,762
Distribution payable                                                   --              --
Loans payable                                                      32,770          13,492
                                                                  -------         -------

Total liabilities                                                 $51,604         $23,822
                                                                  -------         -------

Partners' Capital:
General partner                                                        --              --
Class A partners                                                       --              --
Class B partner                                                     5,652           9,409
                                                                  -------         -------
Unrealized holding loss                                                --              --
Total partners' capital                                             5,652           9,409
                                                                  -------         -------
Total liabilities and partners' capital                           $57,256         $33,231
                                                                  =======         =======

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999


                                                     1999      1998       1997
Revenues:
Property sales                                      $11,548   $ 6,231    $ 7,127
Less: cost of property sales                          9,772     4,405      3,407
                                                    -------   -------    -------
  Gross profit on property sales                      1,776     1,826      3,720
Rental and other income                               1,812     1,463      1,452
                                                    -------   -------    -------
    Total net revenues                                3,588     3,289      5,172

Expenses:
Selling, general and administrative                   6,607     8,425      6,113
Real estate taxes                                       179       399        703
Management fee                                          425       425        425
Depreciation and amortization                           134       124         94
                                                    -------   -------    -------
  Total expenses                                      7,345     9,373      7,335
                                                    -------   -------    -------

  Net income (loss)                                 $ 3,757   $(6,084)   $(2,163)
                                                    =======   =======    =======


8. Lines of Credit

At December 31, 1998, PG had a line of credit with General Electric Capital Corporation ("GECC") under which it could borrow $7,000,000. Interest was based on a floating index rate plus 2.75% (7.65% at December 31, 1998). Borrowings were collateralized by accounts receivable and inventory and cross collateralized with the term loan described in Note 8. On September 28, 1998, GECC placed a limitation on additional Zecal Borrowings to a maximum of $200,000 per month until Zecal returned to profitability. The amount outstanding under the line of credit at December 31, 1998 was $2,173,000.

In January 1999, the Company refinanced the existing debt of PG and Zecal with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000 described in Note 8. Borrowings are collateralized by accounts receivable and inventory. The interest rate on the loans at December 31, 1999 is the lender's base rate plus 0.25% plus the 3% default rate (11.5% at December 31, 1999). At December 31, 1999, the principal amount outstanding on the line of credit was $2,572,000. The line of credit is subject to certain covenants as described in Note 8 which are in violation as of December 31, 1999 for which a waiver has not been obtained. Therefore the balance of $2,572,000 is classified as debt in default.

Solder has a line of credit with LaSalle National Bank ("LSNB") under which it may borrow up to a maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or fifty percent of eligible inventory. Interest is at the base rate (8.5% at December 31, 1999). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 1999 and 1998 were $757,000 and $679,000, respectively. The line of credit matures on April 30, 2001. The line is subject to an unused line fee of .25% of the average quarterly unused balance.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 1999

9. Long Term Debt

The Company's debt obligations consist of the following;

                                                     (amounts in thousands)
                                                  Dec. 31, 1999    Dec. 31, 1998
Term loan payable to LaSalle National Bank in        $   607          $ 1,007
original principal amount of $1,200,000.
Interest is at prime plus 1.5% (10%  at
December 31, 1999) and is paid monthly. The loan
has level monthly principal payments over three
years respectively

Term loan payable to LaSalle National Bank in            585              765
original principal amount of $900,000. Interest
is at prime plus 1.0% (9.50% at December 31, 1999)
and is paid monthly. The loan has level monthly
principal payments over five years respectively

Term loan payable to Wells Fargo Business Credit in    3,600               --
an original amount of $4,500,000. Principal payments
of $75,000 plus interest is payable over a 60 month
period. Interest accrues at the base rate plus the
3.25% default rate (11.5% at December 31, 1999)

Term loan with G.E. Capital Corporation                   --            2,142

Other notes payable                                      158              350

Subordinated note to related partners bearing            450               --
interest at 13%. Interest payable quarterly.
Principle is payable December 2002

Subordinated note to the sellers of Solder             1,927            1,812
bearing 8% interest payable quarterly and having
three semiannual principal payments of $400,000
plus a final payment of principal and accrued
interest. The first installment was due on
October 10, 1999. Interest payments are deferred
and added to the note balance until Solder
achieves certain financial ratios

Subordinated note to the seller of Zecal Corp.         1,028            1,100
with 8% interest beginning on April 29, 1999.
Interest, with principal payments of $91,667
are due quarterly beginning July 30, 1999

Subordinated notes to the seller of P.G. Design
bearing 8% interest, paid quarterly. The notes
are payable $1,500,000 in September 2000 and
$1,500,000 in May 2002                                 3,000            3,000
                                                     -------          -------
Long term debt                                        11,355           10,176

Less current portion of long-term debt, including
debt in default                                        7,467            2,236
                                                     -------          -------

Long term debt, less current portion                 $ 3,888           $7,940
                                                     =======           ======

On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, chairman, and Edwin Jacobson, chief executive officer, as well as other shareholders of the Company. The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, for a total of 330,000 warrants for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures are secured by the Class B units of Heartland, which are held by the Company. In the event that Heartland enters into a loan agreement with the Company collateralized by the Class B units, that security interest will be released. At December 31, 1999, the principal amount outstanding on the debenture was $450,000. As of March 17, 2000, the remaining $1,550,000 has been received.

On December 31, 1998, PG had a term loan payable to GECC that bore interest at one month at LIBOR plus 3.62% (9.24% at December 31, 1998) and required monthly principal and interest payments. The loans were secured by machinery and equipment and were cross collateralized with the line of credit described in
Note 7. PG was limited in incurring additional indebtedness and in making capital expenditures, and was restricted from making certain payments.

                          HEARTLAND TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

The outstanding balances on this loan at December 31, 1998 was $2,142,000.

In January 1999, the Company refinanced the existing debt of PG and Zecal with GECC by entering into an agreement with WFBC. The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at December 31, 1999 is the lender's base rate plus 0.25% plus the 3% default rate (11.5% at December 31, 1999). At December 31, 1999, the amount outstanding on the term loan was $3,600,000. The agreement carries an unused line fee of 0.25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the WFBC line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter of 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base. Subsequently, PG failed to achieve certain profit levels in the second and third quarters of 1999 and WFBC entered into a third amendment to the loan agreement that reduced the allowable borrowing base and waived the defaults. In January 2000 the Company received notification from WFBC that demanded payment in full, by May 1, 2000 of all obligations due. Management has been seeking other sources of credit for PG.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (10.0% at December 31, 1999). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (9.5% at December 31, 1999). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period of August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. The outstanding balances on these loans at December 31, 1999, were $607,000 and $585,000, respectively. The outstanding balance in these loans at December 31, 1998 were $1,007,000 and $765,000, respectively. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder.

Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver.

Solder has a $1,700,000 subordinated note payable to the former owners. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. The Company was in compliance after the fourth quarter of 1998 and accordingly paid interest on the note for the first quarter of 1999. The Company was out of compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future interest payments. Deferred interest in the amount of $227,000 has been added to the loan balance and is due no later than October 10, 2001. The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. In light of those discussions, the Company did not make payments of $400,000 to the seller that were due on October 10, 1999 and on January 10, 2000. The seller has not notified the Company that it is in default, but may do so.

Solder has a contingent $400,000 note payable to the former owners. The note was payable April 10, 1999, if Solder's calendar year 1998 operating income was greater than $1,508,999. Since Solder did not achieve this level of income, the note is payable on April 10, 2001, if Solder's cumulative operating income for the calendar years 1998, 1999 and 2000 is greater than $6,027,999. If cumulative operating income of $6,027,999 is not achieved, the loan is not required

                          HEARTLAND TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

to be paid. Due to the uncertainty of Solder meeting the income thresholds, this amount has not been recorded in notes payable at December 31, 1999.

Zecal has a note payable to the seller of Zecal's assets in the principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At December 31, 1999, $1,028,000 was outstanding. Payments due October 20, 1999 and January 20, 2000 have not been made. The seller has not notified the Company that it is in default, but may do so.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Maturities of long term debt subsequent to December 31, 1999 are as follows:

                                                 (Amounts in thousands)
          2000                                                   7,467
          2001                                                   1,960
          2002                                                   1,883
          2003                                                      45
          2004                                                      --
                                                 ----------------------
          Total                                  $               11,355
                                                 ======================

10. Lease Obligations

HTI shares its offices with Heartland. The lease provides for an annual base rent of $108,000 through May 31, 2000 and is allocated between HTI and Heartland. The lease is subject to operating expense and tax escalations.

PG leases its office and plant facility under an operating lease at a monthly rental of $18,000. The lease expires January 31, 2004 with an option to purchase the building and property at the end of the term. In addition, the Company is currently leasing office equipment under a non-cancellable lease expiring in 2000.

Zecal's facilities are leased for approximately $9,000 per month through February 2000, and thereafter, on a month-to-month basis. The Company is currently negotiating a new lease.

Solder's facilities are leased for a monthly rate of approximately $24,000 through January 2, 2002. Additionally, Solder incurs operating expense and tax escalations.

Rent expense for 1999, 1998 and 1997 was $546,000, $590,000 and $104,000,
respectively.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999


10. Lease Obligations (continued)

The Company leases certain equipment under capital leases which expire at various times through 2003. Total future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31 is shown below:

  Future minimum lease payments
  under capital lease obligations:               (Amounts in thousands)

                                 2000            $                  132
                                 2001                               133
                                 2002                                98
                                 2003                                11
                                                 ----------------------
    Total minimum lease payments                                    374
    Less amount representing interest                                44
                                                 ----------------------
    Present value of minimum
      lease payments                                                330
    Less current portion                                            108
                                                 ----------------------
    Long term portion                            $                  222
                                                 ======================

  Future minimum lease payments
  under operating lease obligations
  as of December 31 is as follows:

                                 2000            $                  935
                                 2001                               946
                                 2002                               943
                                 2003                               943
                                 2004                               457
                                                 ----------------------
                                 Total           $                4,224
                                                 ======================

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 1999

11. Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following at December 31:


                                                        1999      1998    1997
                                                       -------    -----   -----

Computed "expected" tax (benefit) expense              $(3,478)   $(950)  $ 962
Change in valuation allowance                            3,218      265    (217)
State income taxes, net of federal benefits                 15       93      --
Other, net                                                  87       12      28
                                                       -------    -----   -----
Income tax (benefit) expense                           $  (158)   $(580)  $ 773
                                                       =======    =====   =====

The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31 are as follows:

                                                                                        (Amount in thousands)
                                                                                     1999                   1998
                                                                                   --------                --------
Deferred tax assets:
Net operating loss carryforward                                                    $ 4,131                $   672
Basis differences in investment in partnerships                                        431                    480
AMT credit carryforward                                                                919                    919
Inventory reserves                                                                     317                    377
Reserve for discontinued operations                                                    110                    110
Reserve for claims, liabilities and reorganization                                     130                    130
Compensation and benefits                                                              136                    257
Other, net                                                                             145                    124
                                                                                   -------                -------
  Total deferred tax assets                                                          6,319                  3,069
  Less valuation allowance                                                          (5,993)                (2,495)
                                                                                   -------                -------
  Net deferred tax assets                                                              326                    574
Deferred tax liabilities:
Excess tax depreciation                                                               (363)                  (426)
Excess tax goodwill amortization                                                        37                   (148)
                                                                                   -------                -------
  Total deferred tax liabilities                                                      (326)                  (574)
                                                                                   -------                -------
  Deferred tax asset, net                                                          $    --                $    --
                                                                                   =======                =======

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

The provision (benefit) for income taxes is comprised of the following:

                             (Amounts in thousands)

                               1999            1998            1997
                              -----           -----           ------
Current

  Federal                      $(181)          $(983)          $1,035
  State                           23             141               --
                               -----           -----           ------
                                (158)           (842)           1,035
Deferred
  Federal                         --             262             (262)
  State                           --              --               --
                                                 262             (262)
                               -----           -----           ------
Total                          $(158)          $(580)          $  773
                               =====           =====           ======

Included in the Company's deferred tax assets are AMT carryforwards of approximately $919,000 which have no expiration date. At December 31, 1999, the Company has net operating less carryforwards of approximately $12,151,000 which expire in 2018 and 2019.

12.  Major Customers

Sales to two major customers totaled $16,606,000 in 1999, down from $19,742,000 in 1998. The accounts receivable balance for these customers at December 31, 4,000. The company also has two significant suppliers whose accounts payable balance totals $647,000 at December 31,1999. The loss of any one of these customers or suppliers could have a material adverse effect on the Company

13. Contingent Liabilities

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

On June 30, 1993, the Company assumed from CMC, its former parent corporation, any obligations for which CMC was or might become liable arising out of any matters existing on or occurring prior to June 30, 1993 other than (i) the Plan Liabilities, (ii) liabilities directly related to CMC's business of investing and managing its investment securities, (iii) the lawsuit then pending (and since resolved) against CMC relating to its preferred stock, or (iv) any liabilities relating to federal, state, local or foreign income or other tax matters.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

14. Allowance for Claims and Liabilities

The Company assumed certain share redemption liabilities from CMCRE, then a majority owned subsidiary of CMC. Preferred shares are redeemable at $100 per share and common shares at $153.43 per share. At December 31, 1999, 2,409 preferred shares and 4,668 common shares are still outstanding for a liability of approximately $957,000. The liability is being reduced as the minority shareholders submit their shares for redemption.

The Company has a $323,000 liability related to workers' compensation claims incurred while operating under Milwaukee Land Company. This liability is being reduced as payments are being made to the insurance provider.

15. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $3,611,000 and $3,036,000 of product was shipped to Europe in 1999 and 1998, respectively. As of and for the years ended December 31, 1999, 1998 and 1997, certain information relating to the Company's business segments are set forth in the table below:

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

Selected Financial Data for 1999
                                             (Amounts in thousands)
                                                   Loss before    Depreciation
                                                   taxes and          and
                    Identifiable    Sales and     extraordinary   amortization     Capital
Business segment       assets      other income       item          expense      expenditures
----------------    ------------   ------------   -------------   ------------   ------------
Manufacturing         $26,069        $35,158         $(5,587)        $3,177         $  682
Real estate             4,387         (3,754)         (3,754)            --             --
Corporate                 255            680            (421)            --             --
                      -------        -------         -------         ------         ------
Total Company         $30,711        $32,084         $(9,762)        $3,177         $  682
                      =======        =======         =======         ======         ======

Selected Financial Data for 1998
                                                                  Depreciation
                                                                       and
                    Identifiable    Sales and     Income (loss)   amortization     Capital
Business segment       assets      other income   before taxes      expense      expenditures
----------------    ------------   ------------   -------------   ------------   ------------
Manufacturing (1)     $28,184        $27,668         $(1,530)        $2,528         $1,397
Real estate             8,427            414             414             --             --
Corporate                 752             89          (1,601)            --             --
                      -------        -------         -------         ------         ------
Total Company         $37,363        $28,171         $(2,717)        $2,528         $1,397
                      =======        =======         =======         ======         ======

(1) Includes Solder from April 10, 1998 and Zecal from April 29, 1998.

Selected Financial Data for 1997
                                                                  Depreciation
                                                                       and
                    Identifiable    Sales and     Income (loss)   amortization     Capital
Business segment       assets      other income   before taxes      expense      expenditures
----------------    ------------   ------------   -------------   ------------   ------------
Manufacturing (1)     $21,297        $15,093         $ 2,885           $776           $966
Real estate             8,602          1,012           1,012             --             --
Corporate                 280            300          (1,149)            --             --
                      -------        -------         -------         ------         ------
Total Company         $30,179        $16,405         $ 2,748         $  776         $  966
                      =======        =======         =======         ======         ======

(1) Includes PG from May 31, 1997 through December 31, 1997.


16.  Non-qualified Stock Option and Stock Appreciation Rights

On May 27, 1997, HTI stockholders approved the 1997 Incentive and Capital Accumulation Plan (the "Plan") that provides for the granting of stock options, stock appreciation rights, stock awards, performance awards, and stock units for the purchase of up to an aggregate of 175,000 shares of common stock, at the discretion of the Compensation Committee.

Stock options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period determined by the Compensation Committee but not to exceed ten years from the date of grant and the vesting period is determined at the discretion of the Compensation Committee.

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

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 1999

valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

During the year ended December 31, 1998, the Company granted 100,000 stock options with an exercise price of $16.625 per option, which remain outstanding as of December 31, 1999. As of December 31, 1999, 75,000 of the stock options outstanding are exercisable.

Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employees stock options granted subsequent to December 31, 1994, under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Had the provisions of Statement 123 been used in the calculation of compensation expense (using the Black Scholes Method), pro forma net loss and pro forma net loss per share would have been $10,216,000 and $6.11 for the year ended December 31, 1999, and $2,524 and $1.51 for the year ended December 31, 1998, respectively.

The fair value of each option grant is estimated on the day of the grant using the Black Scholes option valuation model with the following assumptions:

                                                      1999           1998
                                                   ---------      ---------
Expected dividend yield                                   0              0
Expected stock price volatility                        .397           .231
Risk-free interest rate                                6.0%           5.0%
Weighted-average expected life of options           7 years        7 years

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

The Company also has stock appreciation rights (SAR's) outstanding of 75,000 as of December 31, 1999 and 1998. The SAR's have an exercise price of $16.625, which was the market value on the date of grant. The SAR's have a contractual life of 10 years and expire on January 2, 2008. 25,000 of the SAR's are exercisable as of December 31, 1999.

As of December 31, 1999, no options or other awards are available for grant under the plan.

17.  401(k) Plan

On February 1, 1998, PG established a 401(k) savings plan covering substantially all of the employees of PG and Zecal. PG may make contributions up to a maximum of 2% of the employees compensation and participants fully vest in employer contributions after 5 years. Employees are permitted to make contributions into the plan after one year of employment. Contributions made during 1999 and 1998 were $80,000 and $49,000, respectively.

On February 1, 1998, PG also established a Money Purchase Plan ("MPP") covering the PG and Zecal employees with a minimum one year of service. Benefits are calculated at 5% of each participant's total compensation, plus 3% of such compensation in excess of 58% of the taxable wage base of the individual. Benefits start accruing after 1,000 hours of service each year and vest ratably over a five year period. PG and Zecal contributed $175,000 to the plan for the 1998 year of service. On March 14, 2000, the Company filed with the Commissioner of the Internal Revenue Service for an approval to amend the money purchase plan retroactive to January 1, 1999. If approved, the amendment would eliminate the benefits due of $220,000 for the 1999 year of service. If the commissioner does not approve the adoption of the retroactive amendment, PG and Zecal will be required to contribute approximately $220,000 to the plan by September 2000. Due to the uncertainty of the amendment being approved, the Company has accrued for a 1999 contribution of $220,000 as of December 31, 1999.

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 1999

18. Year 2000

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

As of December 31, 1999 we successfully completed the Year 2000 plan and modified or replaced a significant portion of our software and certain hardware so that those systems would properly recognize dates beyond December 31, 1999.

Through March 20, 2000, we had not encountered any Year 2000 related issues which would have affected its operations. We will continue to monitor the software and equipment over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to Year 2000 compliance.

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

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

  1. Financial statements

The financial statements of Heartland Technology, Inc. are included in Part II,
Item 8:

Report of Independent Auditors...........................................Page 16

  Consolidated Balance Sheets at December 31, 1999 and 1998..............Page 17
  Consolidated Statements of Operations for the year ended December 31, 1999,
  1998 and 1997..........................................................Page 18
  Consolidated Statements of Stockholders' Equity for the year ended December
  31, 1999, 1998 and 1997................................................Page 19
  Consolidated Statements of Cash Flows year ended December 31, 1999, 1998 and
  1997...................................................................Page 21
  Notes to Consolidated Financial Statements.............................Page 22

Schedule II-Valuation Allowance..........................................Page 46


  2. Financial statement schedules

The financial statements and financial statement schedules of Heartland Partners, L.P. are included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, of Heartland Partners, L.P. (File No. 1-10520).

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

10.34 Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp) and General Electric Capital Corporation to the Loan and Security Agreement dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.35 First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric Capital Corporation to the Loan and Security Agreement dated April 29, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.36 Credit and Security Agreement by and between PG Design Electronics, Inc. and Norwest Business Credit, Inc. dated as of December 31, 1998, incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10.37 Second Amendment to Credit and Security Agreement and Waiver of Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.38 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999, incorporated by reference to Exhibit
       10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.39 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999, incorporated by reference to Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.40 Default letter of June 30, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.41 Default letter of July 28, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.42 Form of Subscription Agreement with a form of: 13% Subordinated Note, Series A Warrant, Security Agreement, Control Agreement, and Collateral Agent Agreement, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.43 Third Amendment to Credit and Security Agreement dated November 17, 1999, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.44 Letter from Wells Fargo Business Credit, Inc. dated January 27, 2000, incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

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

(b) Reports on Form 8-K
    No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     HEARTLAND TECHNOLOGY, INC.
                                            (Registrant)

                                   By:   /s/ Edwin Jacobson
                                      --------------------------------
                                             Edwin Jacobson
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)

                                   By:   /s/ Richard P. Brandstatter
                                      --------------------------------
                                             Richard P. Brandstatter
                              Vice President-Finance, Treasurer and Secretary
                                (Principal Financial and Accounting Officer)


Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and dated as indicated.


    /s/ Robert S. Davis                         /s/ Edwin Jacobson
--------------------------------------  --------------------------------------
        Robert S. Davis                             Edwin Jacobson
(Director of Heartland Technology, Inc.)(Director of Heartland Technology, Inc.)
         March 30, 2000                             March 30, 2000

    /s/ Gordon E. Newman                        /s/ Ezra K. Zilkha
--------------------------------------   --------------------------------------
        Gordon E. Newman                            Ezra K. Zilkha
(Director of Heartland Technology, Inc.)(Director of Heartland Technology, Inc.)
         March 30, 2000                             March 30, 2000

    /s/ John R. Torell, III
--------------------------------------
        John R. Torell, III
(Director of Heartland Technology, Inc.)
         March 30, 2000

                              Heartland Technology
                        Schedule II-Valuation Resources

                        Allowance for Doubtful Accounts

                                                                       Year Ended December 31
                                                                          (in Thousands)
                                                             1999             1998            1997
                                                             ------           ------         ------

Balance at beginning of year                                 $ 173            $  73             $   -
Additions through current year acquisitions                      -              102                 -
Provisions                                                      96               85                73
Write offs                                                     (19)             (87)                -
                                                             -----            -----             -----
Balance at end of year                                       $ 250            $ 173             $  73
                                                             =====            =====             =====

(1) Uncollectible accounts written off, net of recoveries

                        Inventory Obsolescence Reserve

                                                                       Year Ended December 31
                                                             1999             1998            1997
                                                             ------           ------         ------
                                                                          (in Thousands)
Balance beginning of year                                   $ 928             $ 475           $  --
Provision (Recovery)                                         (184)              453             475
Write offs                                                    189                --              --
Other                                                          --                --              --
                                                            -----             -----           -----
Balance at the end of year                                  $(918)            $ 928           $ 475
                                                            =====             =====           =====



                         Income Tax Valuation Allowance

                                                                       Year Ended December 31
                                                            1999             1998            1997
                                                             ------           ------         ------
                                                                          (in Thousands)
Balance at beginning of year                                $2,495            $1,639         $2,178
Additions                                                    3,498               856             --
Deduction                                                       --                --           (539)
                                                            ------            ------         ------
Balance at the end of year                                  $5,993            $2,495         $1,639
                                                            ======            ======         ======
---------------------------------------------------------------------------------------------------------------------

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

10.34 Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp) and General Electric Capital Corporation to the Loan and Security Agreement dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.35 First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric Capital Corporation to the Loan and Security Agreement dated April 29, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

10.36 Credit and Security Agreement by and between PG Design Electronics, Inc. and Norwest Business Credit, Inc. dated as of December 31, 1998, incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10.37 Second Amendment to Credit and Security Agreement and Waiver of Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.38 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999, incorporated by reference to Exhibit
       10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.39 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999, incorporated by reference to Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.40 Default letter of June 30, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.41 Default letter of July 28, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.42 Form of Subscription Agreement with a form of: 13% Subordinated Note, Series A Warrant, Security Agreement, Control Agreement, and Collateral Agent Agreement, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.43 Third Amendment to Credit and Security Agreement dated November 17, 1999, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.44 Letter from Wells Fargo Business Credit, Inc. dated January 27, 2000, incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

21     Subsidiaries of Heartland Technology, Inc. (filed herewith).

27     Financial Data Schedule (filed herewith).

99.1 Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 1997, of Heartland Partners, L.P. (filed herewith).
--------------------
*  Management contract or compensatory plan or arrangement.

+ Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.