Form 10-K/A
period 1999-12-31
HEARTLAND TECHNOLOGY INC
filed 2000-04-25
CIK 831115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-K/A NO.1
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Exhibit index appears on Page 44.

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section, and elsewhere in this Form 10-K, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and analysis of Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of your stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in these documents. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

The undersigned Registrant hereby amends and restates the information required by Part III (Items 10, 11, 12 and 13) of the previously filed Annual Report on Form 10-K for the year ended December 31, 1999. Additionally, this amendment is to indicate that the 10-K as originally filed should have included a check mark to indicate that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K would not be contained therein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of that Form 10-K or any amendment to that Form 10-K. Also, this amendment adds Exhibit 10.45 form of the Third Amendment to the Employment Agreement dated June 29, 1993 between Heartland Technology, Inc., formerly known as Milwaukee Land Company, and Edwin Jacobson which extends the expiration date to May 30, 2005.


                                    PART III
                          (as Amended April 25, 2000)

Item 10.  Directors and Executive Officers of the Registrant

The Company's Certificate of Incorporation and By-laws provide for a Board of Directors elected by the holders of Common Stock, which is divided into three classes of directors serving staggered three-year terms. The Board of Directors is currently comprised of five members, with Class I and Class III consisting of two directors each and Class II consisting of one director.

At the 2000 Annual Meeting of the Stockholders, two Class I directors will be elected for terms expiring at the 2003 Annual Meeting of Stockholders. The current Class I Directors, are Robert S. Davis and Gordon H. Newman. The continuing Class II director, Ezra Zilkha is serving a term that expires on the date of the 2001 Annual Meeting of Stockholders. The continuing Class III directors, John R. Torell III and Edwin Jacobson are serving a term that expires on the date of the 2002 Annual Meeting of Stockholders. Information with respect to the Company's Directors is set forth below:


Name and Age                               Principal Occupation, Business
------------                                Experience and Directorships
Class I Directors
Gordon H. Newman, 67     Director of the Company (Class I) (since February
                         1999); Member of the audit committee of the Board of
                         the Company; Private Investor and Trustee for various
                         non-profit entities (since 1995); Senior Vice
                         President, General Counsel (1975-1995) and Vice
                         President, Assistant General Counsel and Assistant
                         Secretary (1967-1975), Sara Lee Corporation (formerly
                         Consolidated Foods Corporation).

Robert S. Davis, 85      Director of the Company (Class I) (since October 1988);
                         Member of the compensation committee and chairman of
                         the audit committee of the Board of the Company; Self-
                         employed consultant (for more than the past five
                         years); Senior Vice President (1978-79), St. Paul
                         Companies (insurance), St. Paul, Minnesota.



Class II Director
Ezra K. Zilkha, 74       Director of the Company (Class II) (since October
                         1988); Chairman of the Board of the Company; Member of
                         the executive committee and chairman of the
                         compensation committee of the Board of the Company;
                         President and Director (since 1956), Zilkha & Sons,
                         Inc. (private investments), New York, New York; Mr.
                         Zilkha also serves as a director of The Newhall Land
                         and Farming Company.


Class III Directors
Edwin Jacobson, 70       President and Chief Executive Officer (since September
                         1990); Director of the Company (Class III) (since
                         November 1985); Chairman of the executive committee of
                         the Board of the Company; President and Chief Executive
                         Officer of CMC Heartland Partners (since September
                         1990), Chicago, Illinois (real estate) (a general
                         partnership of which the Company is the managing
                         general partner); Chairman of the Executive Committee
                         (June 1992-March 1999) and President and Chief
                         Executive Officer (1994-1997), Avatar Holdings Inc.
                         (real estate, water and wastewater utilities
                         operations), Coral Gables, Florida. Mr. Jacobson also
                         serves as a director of JCC Holdings Inc.


John R. Torell III, 60   Director of the Company (Class III) (since September
                         1997); Member of the executive committee of the Board
                         of the Company, Chairman (since 1990), Torell
                         Management Inc. (financial advisory), New York, New
                         York; Chairman and Chief Executive Officer (1990-1994),
                         Fortune Bancorp (banking), Tampa, Florida; Chairman,
                         President and Chief Executive Officer (1988-1989),
                         CalFed, Inc. (banking), Los Angeles, California;
                         President (1982-1988), Manufacturers Hanover
                         Corporation (banking), New York, New York. Mr. Torell
                         also serves as a director of American Home Products
                         Corporation, Claremont Technology Group, Inc., Paine
                         Webber Group Inc., and USWeb/cks.

               Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 1999, the Board of Directors held twelve meetings. During such period, each of the incumbent directors of the Company attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served. The Board of Directors has standing executive, audit and compensation committees.

The members of the executive committee are Edwin Jacobson, John R. Torell III and Ezra K. Zilkha. The executive committee, subject to certain exceptions, has the authority to act in place of the Board of Directors, when it is not in session, on all matters which would otherwise come before the Board of Directors, including the functions of board nominations. The executive committee held no meetings during the fiscal year ended December 31, 1999.

The members of the audit committee currently are Robert S. Davis and Gordon H. Newman. The audit committee's primary responsibilities are to select the Company's independent auditors, to approve the overall scope of the audit, to review the results of operations of the Company and to review the Company's system of internal controls. The audit committee held two meetings during the fiscal year ended December 31, 1999.

The members of the compensation committee are Ezra K. Zilkha and Robert S. Davis. The compensation committee's primary responsibilities are to review the compensation arrangements relating to executive officers and key employees of the Company, to make recommendations to the Board of Directors concerning executive compensation and benefits policies for the Company, and to administer the Company's 1997 Incentive and Capital Accumulation Plan. The compensation committee held no meetings during the fiscal year ended December 31, 1999.

                               Executive Officers

The following table sets forth certain information with regard to the executive officers of the Company (other than Edwin Jacobson, who also serves as a director of the Company).


Name and Age                                        Principal Occupation, Business
------------                                         Experience and Directorships


Lawrence S. Adelson, 50              Vice President and General Counsel (since October 1988) of the Company; General Counsel (since June 1990), CMC
                                     Heartland Partners (real estate) (a general partnership of which the Company is the managing general partner); Vice
                                     President and General Counsel (1988-1995), Chicago
                                     Milwaukee Corporation (investment company); General Counsel
                                     (1985-1989), CMC Real Estate Corporation.

Richard P. Brandstatter, 44          Vice President - Finance, Treasurer and Secretary of the
                                     Company (since February 1999); Vice President - Finance,
                                     Treasurer and Secretary (since August 1995), Controller
                                     (November 1994-August 1995) CMC Heartland Partners;
                                     Controller (1987-1994), Montalbano Builders (land
                                     development and homebuilding).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of Common Stock, to file forms reporting their initial beneficial ownership of Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 1999 fiscal year all Section 16(a) filing requirements were complied with.

Item 11. Executive Compensation


                            EXECUTIVE COMPENSATION

                          Summary Compensation Table*

The following table sets forth information in respect of the compensation for 1999, 1998 and 1997 of the Company's Chief Executive Officer, the only executive officer of the Company whose total salary and bonus in 1999 exceeded $100,000 (sometimes referred to herein as the "Named Executive Officer"):

                                                                           Long-Term
                                                                          Compensation
                                                                             Awards
                                                                          ------------
                                                     Annual                Securities
                                                  Compensation             Underlying        All Other
                                                  -------------           Options/SARs     Compensation
                                 Year       Salary ($)      Bonus ($)         (#)             ($) (1)
                                 ----       ----------      ---------     ------------     ------------
Edwin Jacobson                   1999        175,000            0               0              1,950
President and                    1998        175,000            0            75,000            5,000
Chief Executive Officer          1997        139,583            0               0              1,599

----------------------------

* Mr. Jacobson also provides services to CMC Heartland Partners (the general partnership of which the Company and Heartland Partners L.P. ("Heartland Partners") are general partners) ("CMC Heartland"). Since 1997, CMC Heartland has paid the full compensation of Mr. Jacobson for services rendered to the Company and to CMC Heartland. CMC Heartland has been reimbursed by the Company pursuant to a certain Facilities Agreement for the cost allocated to the Company with respect to the services Mr. Jacobson has rendered to the Company. Therefore, the table sets forth compensation awarded to, earned by or paid to Mr. Jacobson that has been allocated to the Company.

(1) "All Other Compensation" for 1999 consists of contributions for Mr. Jacobson made by CMC Heartland under CMC Heartland's Group Savings Plan, a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, to match 1998 pre-tax elective deferrals contributions (included under "Salary") made to such plan.

                  Aggregated Option/SAR Exercises in 1999 and
                    Option/SAR Values at December 31, 1999

No options or stock appreciation rights were exercised by Mr. Jacobson in 1999. The following table provides information regarding the total number of securities underlying unexercised options and stock appreciation rights as of December 31, 1999.


                   Number of Securities Underlying
                     Unexercised Options/SARs at
                        December 31, 1999 (#)
                   -------------------------------

                   Exercisable       Unexercisable
                   -----------       -------------
Edwin Jacobson        75,000               0

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

Employment Agreement

Edwin Jacobson, the Company's President and Chief Executive Officer, provides services to the Company in such capacities pursuant to an employment agreement, dated June 29, 1993, as amended, for a term ending on May 30, 2005. The employment agreement provides for an annual base salary of $175,000, all or a portion of which may be deferred at Mr. Jacobson's election. During the term of the employment agreement, Mr. Jacobson has the right to continue his employment with CMC Heartland and to pursue other employment and business activities not in competition with the activities of the Company (after prior notice of such activities has been delivered to the Chairman of the Executive Committee of the Board of Directors of the Company), and is not obligated to devote his full business time to the activities of the Company. Mr. Jacobson is, however, required to devote an amount of time to the activities of the Company determined by the Board of Directors to be required of him to accomplish the business objectives of the Company. On June 1, 1997, the employment agreement was amended to increase Mr. Jacobson's base salary from $90,000 to the current $175,000 per year. On April 11, 2000, the Employment Agreement was amended to extend the expiration date to March 30, 2005.

Mr. Jacobson's employment agreement provides for certain payments to be made in the event his employment is terminated prior to the end of its term. If Mr. Jacobson's employment is terminated by his death, the Company will pay his designated beneficiary (or if there is none, to his estate) an amount equal to the amount, if any, by which $150,000 exceeds the proceeds payable to his designated beneficiary (or estate) pursuant to any life insurance policy covering his life maintained by the Company. If Mr. Jacobson's employment is terminated by the Company for "Cause" or by Mr. Jacobson for other than "Good Reason", the Company will pay him his base salary through the date of termination. If Mr. Jacobson's employment is terminated either by the Company other than for "Cause" or other than on account of Mr. Jacobson's "permanent disability" or by Mr. Jacobson for "Good Reason", then the Company will continue to pay him base salary through May 30, 2005, will pay him all his other damages that he may be entitled to receive as a result of such termination, and will maintain until May 30, 2005, for his benefit, all employee benefit plans and programs in which he was entitled to participate. The terms "Cause", "Good Reason" and "permanent disability" are defined in the employment agreement.

                         COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors (the "Committee") consists entirely of nonemployee directors, and its primary function is to make recommendations to the Board of Directors concerning executive compensation and benefits policies for the Company. The overall compensation policy which the Committee pursues for the executive officers and key employees of the Company is to provide a reward structure that motivates such individuals toward achieving the Company's strategic and financial goals, while concurrently providing compensation sufficient to attract and retain highly competent management personnel. The Committee is also responsible for administering the Company's 1997 Incentive and Capital Accumulation Plan (the "Plan").

The Company's compensation structure consists of base salary, annual cash bonuses and stock-based awards under the Plan. The combination of these three components of an individuals' compensation coordinates the goals of providing compensation that attracts and retains highly competent managers, and aligning the interests of such managers with the interests of stockholders in appreciation of the value of the Common Stock.

Base salary levels are set to reflect an individuals' position, responsibilities, experience, leadership and contribution to the success of the Company. Cash bonuses further reward eligible executives for superior individual performance and overall performance of the Company. Stock based compensation pursuant to the Plan creates an incentive to eligible executives to enhance the performance of the Company and the Common Stock in the future. Determination of the amount of cash bonuses and stock based compensation depends upon factors specific to each individual, and is made by the subjective determination of the Compensation Committee.

In 1997, the stockholders of the Company approved the Plan in order to provide incentives which will attract and retain highly competent persons as key employees of the Company and its subsidiaries, and to assist in aligning the interest of the Company's key employees with those of its stockholders. The Plan makes available, subject to certain adjustments, 175,000 shares of Common Stock to be reserved for awards under the Plan. The Committee has the authority to select officers and other key employees of the Company and its subsidiaries who are to receive benefits pursuant to the Plan. The Committee also has the power to modify or waive restrictions, amend benefits and to grant extensions and accelerations of benefits under the Plan. The Plan provides for the grant of any or all of the following types of benefits: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) stock awards, including restricted stock; (iv) performance awards; and (v) stock units. During 1998, the Committee granted benefits in respect of an aggregate of 175,000 shares of Common Stock.

During 1999, Mr. Jacobson received compensation from the Company for acting in his capacity as President and Chief Executive Officer of the Company. Mr. Jacobson's compensation is paid pursuant to an employment agreement, dated as of June 29, 1993, as amended. No cash bonuses were paid to him for 1999.

There were no matters that required the attention of the Compensation Committee during 1999.

Members of the Compensation Committee:

Ezra K. Zilkha, Chairman
Robert S. Davis

                               PERFORMANCE GRAPH

The following graph compares the cumulative total returns on an assumed investment of $100 in the Common Stock at the closing price of the Common Stock on the last trading day of the calendar year ending December 31, 1994, as of the last trading day of each of the calendar years indicated below with the returns of a similar investment in the American Stock Exchange Market Value Index (a market value weighted broad market index maintained by Media General Financial Services, Inc. covering stocks listed on the American Stock Exchange) and a market value weighted index of all publicly traded companies in the Printed Circuit Board industry (SIC Code 3672) that have a market capitalization of less than $500 million (the "Peer Index"). The calculation of total returns herein assumes full reinvestment of dividends and no payment of brokerage or other commissions or fees. Past performance is not necessarily indicative of future performance. As a result of an acquisition on May 30, 1997, the Company began operating in the Printed Circuit Board industry. Prior to that time, the Company invested in securities.

                              [PERFORMANCE GRAPH]

                               1994    1995    1996    1997    1998    1999
                              ------  ------  ------  ------  ------  -------

Heartland Technology, Inc...  100.00   92.19   77.34  206.25   68.75    37.50
Amex Market Index...........  100.00  128.90  136.01  163.66  161.44   201.27
Peer Index*.................  100.00  160.61  213.87  291.85  519.17  1007.62

Source:  Media General Financial Services, Inc.

* The Peer Index includes: ACT Manufacturing, Inc., Actel Corp., Ariel Corp., Benchmark Electronics, Circuit Systems, Inc., EFTC Corporation, Elamex S.A. DE C.V. CL 1, Eltek Ltd., Flextronics International Ltd., Gadzoox Networks, Inc., Hadco Corp., IEC Electronics Corp., Imaging Technologies CP, Jabil Circuit, Inc., M-Wave, Inc., Merix Corp., Palomar Medical Tech., Park Electrochemical CP, Parlex Corp., Performance Tech, Inc., Plexus Corp., Qlogic Corp., Sanmina Corp., SCI Systems, Inc., Sheldahl, Inc., Sigmatron International, Inc., Smtek International, Inc., Solectron Corp., Sypris Solutions, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2000, certain information concerning ownership of shares of the Common Stock: (i) by persons who are known by the Company to be beneficial owners of more than 5% of the outstanding shares of the Common Stock; (ii) by each director and nominee of the Company; (iii) by each Named Executive Officer (as defined under the heading "Executive Compensation"); and (iv) by all directors and executive officers of the Company as a group. As of April 15, 2000, there were 1,671,238 shares of Common Stock outstanding.



                                                          Amount and
                                                          Nature of                          Percent
          Name of Beneficial Owner                  Beneficial Ownership (1)               of Class (2)
          ------------------------                 --------------------------              ------------
          Ezra K. Zilkha                                 185,000  (3) (4)                      9.0%
           767 Fifth Avenue
           Suite 4605
           New York, NY 10153

          KeyCorp                                        152,430  (5)                          7.4%
           127 Public Square
           Cleveland, OH 44114-1306

          Martin S. Roher                                154,750 (12)                          7.4%
           One Embarcadero Center
           Suite 2330
           San Francisco, CA 94111

          MSR Capital Partners                           113,500  (6)                          5.5%
           One Embarcadero Center
           Suite 2330
           San Francisco, CA 94111

          Jerold S. Solovy                               125,000  (7)                          6.1%
           c/o Jenner & Block
           One IBM Plaza
           Chicago, IL 60611-7602

          Dorsey R. Lardner                              145,000  (8)                          7.1%
           P.O. Box 190240
           Miami Beach, FL  33119

          Gordon H. Newman                                 1,000                                 *

          Robert S. Davis                                  2,000                                 *

          Edwin Jacobson                                 174,500  (9) (10)                     8.5%

          John R. Torell III                              15,000                                 *

          All directors and executive officers           377,500 (11)                         18.4%
           as a group (consisting of 8 persons)

--------------------------------------------
*   Constitutes less than one percent.

(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such securities.

(2) In each case the percent of the class is calculated on the basis that 380,000 shares represented by stock options and warrants are deemed outstanding. No voting on investment power exists with respect to such shares prior to acquisition.

(3) Based on a Schedule 13D, dated January 17, 1996, and to the Company's knowledge, Mr. Zilkha is a member of a group consisting of himself, The Zilkha Foundation, Inc. and Zilkha & Sons, Inc. Mr. Zilkha directly owns and has sole voting and investment power over all shares except for: 1,500 shares owned by his wife, as to which he shares voting and investment power; 15,000 shares owned by The Zilkha Foundation, Inc., as to which Mr. Zilkha may be deemed to share voting and disposition power with the other directors and officers of the foundation; and 24,500 shares owned by Zilkha & Sons, Inc., as to which Mr. Zilkha may be deemed to be the beneficial owner.

(4) Includes 82,500 shares that Mr. Zilkha has the rights to acquire through the exercise of warrants.

(5) Based on a Schedule 13G, dated February 12, 1999, KeyCorp is the parent holding company for the two subsidiaries -- Key Trust Company-Ohio (a bank) and Spears, Benzak, Salomon & Farrell (a registered investment advisor) -- that own the securities. Voting and investment power over all of the securities is shared.

(6) Based on a Schedule 13D, dated January 10, 2000. Also included in the Beneficial Ownership amount of Martin S. Roher.

(7)  Based on a Schedule 13G, dated February 26, 1998.

(8)  Based on a Schedule 13G, dated February 11, 2000.

(9) Includes 132,500 shares which Mr. Jacobson has the right to acquire through the exercise of stock options and warrants.

(10) Includes 3,000 shares owned by Mr. Jacobson's spouse, as to which Mr. Jacobson shares voting and investment power.

(11) The number of shares that all directors and officers as a group have the right to acquire through the exercise of stock options and warrants is 215,000.

(12) Includes 113,500 shares reported as beneficially owned by MSR Capital Partners as Mr. Roher is a General partner of MSR Capital Partners. Also includes 41,250 shares that Mr. Roher has the right to acquire through the exercise of warrants. According to the Form 13D filed by MRS Capital Partners, "MSR has no contracts, arrangements, understandings or relationships (legal or otherwise) with any other person relating to the securities of the issuer, other than the relationship of Mr. Roher to MSR by virtue of his position as general partner of MSR. On Monday January 10, 2000, Mr. Roher individually invested $250,000 in a private placement acquiring a 13% Subordinated Note due January 2002, with detachable warrants to acquire 41,250 additional shares of the Company's Common Stock. The Warrants are exercisable at 2.375 per share through January, 2004. There is no contract arrangement or understanding between Mr. Roher and MSR with respect to such warrants or the shares which may be acquired thereby. Mr. Roher has advised MSR that the transaction was for investment purposes only."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Edwin Jacobson, a director of the Company and its President and Chief Executive Officer, also serves as the President and Chief Executive Officer of Heartland Partners and CMC Heartland. The Company is the general partner of Heartland Partners and the managing general partner of CMC Heartland (with Heartland Partners being the other general partner of CMC Heartland). The Company also owns the Class B limited partnership interest in Heartland Partners.

The Company has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay the Company an annual management fee in the amount of $425,000. The Company has a facilities agreement with Heartland Partners pursuant to which Heartland Partners makes available to the Company office space, equipment and personnel. Total expense incurred for 1999 was $1,028,000. As of December 31, 1999, a portion remained unpaid and is included in payable to affiliates.

On December 23, 1999 the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, chairman, and Edwin Jacobson, chief executive officer, as well as other shareholders of Heartland Technology. The Debentures were accompanied by warrants which permit the purchase of 165 Heartland Technology common shares per $1,000 principal amount of the debentures, or an aggregate of 330,000 common shares for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures are secured by the Class B units of Heartland Partners, L.P. which are held by Heartland Technology. In the event that Heartland Partners enters into a loan agreement with Heartland Technology collateralized by the Class B units, that security interest will be released. At December 31, 1999, the principal amount outstanding under the subordinated debentures was $450,000. At March 17, 2000, the principal amount outstanding under the subordinated debentures was $2 million.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                          (as Amended April 25, 2000)

(a) The following documents are filed or incorporated by reference as part of this report:

 1.  Financial statements

The financial statements of Heartland Technology, Inc. are included in Part II,
Item 8:

Report of Independent Auditors                                                                                              Page  16
Consolidated Balance Sheets at December 31, 1999 and 1998.................................................................  Page  17
Consolidated Statements of Operations for the year ended December 31, 1999, 1998 and 1997.................................  Page  18
Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999, 1998 and 1997.......................  Page  19
Consolidated Statements of Cash Flows year ended December 31, 1999, 1998 and 1997.........................................  Page  20
Notes to Consolidated Financial Statements................................................................................  Page  21
Schedule II - Valuation Allowance.......................................................................................... Page  43

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

10.45 Form of Third Amendment to Employment Agreement dated June 29, 1993 between Heartland Technology, Inc., formerly known as Milwaukee Land Company, and Edwin Jacobson.

21 Subsidiaries of Heartland Technology, Inc. incorporated by reference to Exhibit 21 to the Registrant's Form 10-K for the year ended December 31, 1999.

27 Financial Data Schedule incorporated by reference to Exhibit 27 to the Registrant's Form 10-K for the year ended December 31, 1999.

99.1 Item 8 of the Annual Report on Form 10-K for the year ended December 31, 1999, of Heartland Partners, L.P. incorporated by reference to Exhibit
      99.1 to the Registrant's Form 10-K for the year ended December 31, 1999.
____________________________
*   Management contract or compensatory plan or arrangement.

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

                                  HEARTLAND TECHNOLOGY, INC.
                                        (Registrant)

                                  By:          Edwin Jacobson
                                     ----------------------------------
                                               Edwin Jacobson
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  By:     Richard P. Brandstatter
                                     ----------------------------------
                                          Richard P. Brandstatter
                                 Vice President-Finance, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)

April 25, 2000

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

10.45 Form of Third Amendment to Employment Agreement dated June 29, 1993 between Heartland Technology, Inc., formerly known as Milwaukee Land Company, and Edwin Jacobson.

21     Subsidiaries of Heartland Technology, Inc. incorporated by reference to
       Exhibit 21 to the Registrant's Form 10-K for the year ended December 31, 1999.

27 Financial Data Schedule incorporated by reference to Exhibit 27 to the Registrant's Form 10-K for the year ended December 31, 1999.

99.1 Item 8 of the Annual Report on Form 10-K for the year ended December 31, 1999, of Heartland Partners, L.P. incorporated by reference to
       Exhibit 99.1 to the Registrant's Form 10-K for the year ended December 31, 1999.

____________________________
* Management contract or compensatory plan or arrangement.

+ Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.