Form 10-Q
period 2000-03-31
HEARTLAND TECHNOLOGY INC
filed 2000-05-15
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended       March 31, 2000
                                    -------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

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


                                 312/294-0497
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X        No _____
                                     -----

As of May 12, 2000, there were 1,671,238 shares of the registrant's common stock outstanding.

                           HEARTLAND TECHNOLOGY, INC.
                                 MARCH 31, 2000


                                     INDEX

PART I.  FINANCIAL INFORMATION

  Item 1    Financial Statements

               Consolidated Balance Sheets...................................  2

               Consolidated Statements of Operations.........................  3

               Consolidated Statements of Cash Flows.........................  4

               Notes to Consolidated Financial Statements....................  5

  Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 13

  Item 3    Quantitative and Qualitative Disclosures about Market Risk....... 18



PART II. OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K................................. 18

Signatures................................................................... 19

                       PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           Heartland Technology, Inc.
                          Consolidated Balance Sheets
                  (Amounts in Thousands, except share amounts)

                                                                                March 31                 December 31
                                                                                  2000                      1999
                                                                                --------                 -----------
ASSETS                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $      230               $       105
   Accounts receivable, net of reserves of $245 ($250 at December 31,                4,034                     3,643
   1999)
   Inventories, net                                                                  2,515                     3,236
   Prepaid expenses and other assets                                                   205                       335
                                                                                ----------               -----------
     Total current assets                                                            6,984                     7,319

Property and equipment:
   Machinery and equipment                                                          10,526                    10,339
   Furniture and fixtures                                                              581                       593
   Leasehold improvements                                                              912                       887
                                                                                ----------               -----------
   Property and equipment at cost                                                   12,019                    11,819
   Less accumulated depreciation                                                     5,100                     4,506
                                                                                ----------               -----------
   Property and equipment, net                                                       6,919                     7,313

Other assets:
   Goodwill, net of accumulated amortization of $1,591 ($1,422 at December
   31, 1999)                                                                        11,260                    11,429
   Deferred debt issuance costs, net of accumulated amortization of
   $100 ($83 at December 31, 1999)                                                     101                       118
   Other                                                                               142                       145
   Investment in partnership                                                         3,468                     4,387
                                                                                ----------               -----------
     Total assets                                                               $   28,874               $    30,711
                                                                                ==========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                                              $      757               $       757
   Debt in default                                                                   4,857                     6,172
   Accounts payable, trade                                                           4,940                     4,321
   Accrued expenses and other liabilities                                            1,628                     1,693
   Current portion of long-term debt                                                 3,998                     3,867
   Current portion of capital lease obligations                                        109                       108
   Allowance for claims and liabilities                                              1,281                     1,281
   Payable to affiliates                                                             1,533                     1,093
   Taxes Payable                                                                       148                         -
                                                                                ----------               -----------
     Total current liabilities                                                      19,251                    19,292
                                                                                ----------               -----------

Long-term debt, less current portion                                                 5,219                     3,888
Capital lease obligation, less current portion                                         197                       222

Stockholders' equity:
  Common stock, $.30 par value per share, authorized 10,000,000
  shares, 1,671,238 shares issued and outstanding                                      501                       501
  Additional paid-in capital                                                        10,773                    10,773
  Accumulated deficit                                                               (7,067)                   (3,965)
                                                                                ----------               -----------
     Total stockholders' equity                                                      4,207                     7,309
                                                                                ----------               -----------
     Total liabilities and stockholders' equity                                 $   28,874               $    30,711
                                                                                ==========               ===========

See accompanying Notes to Consolidated Financial Statements         Page 2 of 20

                           Heartland Technology, Inc.
                     Consolidated Statements of Operations

                (Amounts in Thousands, except per share amounts)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                             ------------------
                                                                    March 31, 2000         March 31, 1999
                                                                    --------------         --------------
                                                                                            (as amended
                                                                                           March 29, 2000)
Net sales                                                               $  7,410             $    7,872

Cost of sales                                                              6,785                  5,804
                                                                        --------             ----------
Gross margin                                                                 625                  2,068

Other income (loss):

  Management fee from affiliate                                               --                    106

  Loss from investment in partnerships                                      (919)                  (934)

  Miscellaneous, net                                                           4                      1
                                                                        --------             ----------
Total other income (loss)                                                   (915)                  (827)

Other expenses:

  Selling, general and administrative                                      2,102                  2,207

  Interest expense                                                           489                    269

  Amortization expense                                                       186                    184
                                                                        --------             ----------
     Total other expenses                                                  2,777                  2,660
                                                                        --------             ----------
Loss before income taxes and extraordinary item                           (3,067)                (1,419)

Income tax expense                                                            35                     46
                                                                        --------             ----------
Net loss before extraordinary loss                                        (3,102)                (1,465)

Extraordinary loss on debt refinancing                                        --                   (509)
                                                                        --------             ----------
Net loss                                                                $ (3,102)            $   (1,974)
                                                                        ========             ==========
Net loss per share before extraordinary loss                            $  (1.86)            $     (.88)
                                                                        --------             ----------
Net loss per share for extraordinary loss                               $     --             $     (.30)
                                                                        --------             ----------
Net loss per share - basic and diluted                                  $  (1.86)            $    (1.18)
                                                                        ========             ==========
Weighted average number of common shares outstanding                       1,671                  1,671
                                                                        ========             ==========

See accompanying Notes to Consolidated Financial Statements    Page 3 of 20

                          Heartland Technology, Inc.
                     Consolidated Statements of Cash Flows
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                               March 31, 2000        March 31, 1999
                                                                               --------------        --------------
Operating activities:                                                                                  (as amended
                                                                                                     March 29, 2000)
Net loss                                                                        $   (3,102)           $    (1,974)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                     780                    737
     Equity in loss from investments in Partnerships                                   919                    934
     Bad debt expense                                                                   --                     15
     Reserve for inventory obsolescence                                               (190)                  (143)
     Changes in operating assets and liabilities
          Accounts receivable                                                         (391)                (1,474)
          Due from affiliate                                                            --                   (106)
          Inventories, net                                                             911                    325
          Prepaid expenses and other assets                                             67                    (92)
          Accounts payable and accrued expenses                                        702                   (267)
          Due to affiliate                                                             440                    349
                                                                                ----------            -----------
     Net cash (used in) provided by operating activities                               136                 (1,696)

Investing activities:
Purchases of property and equipment                                                   (134)                   (98)
                                                                                ----------            -----------
     Net cash used in investing activities                                            (134)                   (98)

Financing activities:
Net payments under lines of credit                                                  (1,090)                  (221)
Proceeds from issuance of long-term debt                                             1,550                  2,358
Payments on capital leases                                                             (24)                   (15)
Principal payments on long-term debt                                                  (313)                  (416)
Debt issuance costs                                                                     --                     88
                                                                                ----------            -----------
     Net cash provided by financing activities                                         123                  1,794
                                                                                ----------            -----------


Increase in cash and cash equivalents                                                  125                     -0-


Cash and cash equivalents at beginning of period                                       105                     -0-
                                                                                ----------            -----------

Cash and cash equivalents at end of period                                      $      230            $        -0-
                                                                                ==========            ===========

See accompanying Notes to Consolidated Financial Statements         Page 4 of 20

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries, P.G. Design Electronics, Inc. ("PG"), Solder Station-One, Inc. ("Solder"), Zecal Corp. ("Zecal"), a subsidiary of PG, and HTI Interests, LLC ("HTII"). Significant intercompany transactions and accounts have been eliminated.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.

2.  Nature of Business and Organization

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In May 1997, HTI purchased substantially all of the assets, and assumed certain liabilities of PG Design Electronics. PG Design Electronics was engaged in the business of contract design and manufacture of electronics assemblies for computer and computer printer original equipment manufacturers ("OEM").

On April 10, 1998, HTI acquired 100% of the outstanding common stock of Solder, a provider of specialty services to the printed circuit board industry.

On April 29, 1998, PG acquired certain assets and assumed certain liabilities of Zecal, which owns patented "Z-Strate"(R) technology for plating fine line copper circuits on a ceramic substrate.

On May 9, 2000, HTI and LZ Partners funded a newly organized entity Zecal Technology, LLC. HTI contributed the assets of Zecal Corp. to Zecal Technology. LZ Partners contributed $4 million cash to Zecal Technology. HTI and LZ Partners each own 50% of Zecal Technology.

3.  Inventories

The components of inventories consist of the following (amounts in thousands):


                                                               March 31, 2000       December 31, 1999
                                                               --------------       -----------------
Raw materials                                                         $3,208                  $3,826
Work-in-process                                                          182                     140
Finished goods                                                           233                     188
                                                                      ------                  ------
                                                                       3,624                   4,154
Less: Allowance for Obsolescence                                       1,108                     918
                                                                      ------                  ------
Inventories, net                                                      $2,515                  $3,236
                                                                      ======                  ======

4.  Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities, will be allocated 1% to the General

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses since that date. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.

The condensed balance sheets as of March 31, 2000 and December 31, 1999 and the summarized income statement for Heartland for the three month periods ended March 31, 2000 and 1999 for Heartland are as follows (amounts in thousands):

                                                                                    March 31, 2000       December 31,
                                                                                     (unaudited)             1999
Assets:                                                                                  $ 4,567            $ 4,412
Cash and marketable securities                                                               412                373
Receivables, net                                                                           1,831              1,310
Other assets                                                                              57,319             51,161
                                                                                         -------            -------
Net properties and investment in joint venture
Total assets                                                                              64,129             57,256
                                                                                         =======            =======

Liabilities:
Accounts payable, accrued expenses and other liabilities                                  15,816             16,030
Allowed for claims and liabilities                                                         2,851              2,804
Loans payable                                                                             40,729             32,770
                                                                                         -------            -------

Total liabilities                                                                         59,396             51,604

Partners' capital:
General partner                                                                               --                 --
Class A partners                                                                              --                 --
Class B partner                                                                            4,733              5,652
                                                                                         -------            -------
Total partners' capital                                                                    4,733              5,652
                                                                                         -------            -------
Total liabilities and partners' capital                                                  $64,129            $57,256
                                                                                         =======            =======

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                           For the Three Months
                                                                              Ended March 31
                                                                        2000                   1999
Revenues:
Property sales                                                          $2,650                 $2,042
Less: cost of property sales                                             2,594                  1,945
                                                                        ------                 ------
  Gross profit on property sales                                            56                     97
                                                                        ------                 ------
Rental and other income                                                    245                    383
                                                                        ------                 ------
  Total net revenues                                                       301                    480

Expenses:
Selling, general and administrative                                      1,121                  1,237
Real estate taxes                                                           22                     60
Environmental expenses                                                      77                     30
                                                                        ------                 ------
  Total expense                                                          1,220                  1,327
                                                                        ------                 ------

Net loss                                                                $ (919)                $ (847)
                                                                        ======                 ======

5.  Lines of Credit

The Company's lines of credit are as follows:

                                                                         (Amounts in thousands)
                                                               March 31, 2000        December 31, 1999
                                                               --------------        -----------------
     Line of credit with Wells Fargo Business Credit, Inc.
     (formerly Norwest Business Credit, Inc.), bearing
     interest at the base rate plus 0.25% plus the 3%
     default rate (12.25% at March 31, 2000) (included in
     debt in default)                                            $    1,482                $    2,572

     Line of credit with LaSalle National Bank bearing
     interest at the base rate plus 2% (11% at March 31,
     2000)                                                              757                       757
                                                                 ----------                ----------

     Total lines of credit                                       $    2,239                $    3,329
                                                                 ==========                ==========

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. Long Term Debt

     The Company's debt obligations consist of the following:

                                                                             (Amounts in thousands)
                                                                          March 31,        December 31,
                                                                            2000              1999
                                                                          --------          ---------
   Term loan payable to LaSalle National Bank in original
   principal amount of $1,200,000. Interest is at prime
   plus 1.5% (10.5% at March 31, 2000) and is paid monthly.
   The loan has level monthly principal payments over three
   years respectively                                                      $   507              $   607

   Term loan payable to LaSalle National Bank in original
   principal amount of $900,000. Interest is at prime plus
   1.0% (10% at March 31, 2000) and is paid monthly.  The
   loan has level monthly principal payments over five
   years respectively                                                          540                  585


   Term loan payable to Wells Fargo Business Credit in an
   original amount of $4,500,000. Principal payments of
   $75,000 plus interest is payable over a 60 month period.
   Interest accrues at the base rate plus 0.25% plus the 3% default rate (12.25% at March 31, 2000) (included in debt in
   default)                                                                  3,375                3,600

   Other notes payable                                                         146                  158

   Subordinated notes related parties bearing interest at
   13%.  Interest payable quarterly                                          2,000                  450

   Subordinated note to the sellers of Solder bearing 8%
   interest payable quarterly and having three semiannual
   principal payments of $400,000 plus a final payment of
   $500,000 principal plus accrued interest.  The first
   installment was due on October 10, 1999.  Interest
   payments are deferred and added to the note balance
   until Solder achieves certain financial ratios                            1,966                1,927

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Subordinated note to the seller of Zecal Corp. with 8%
    interest beginning on April 29, 1999.  Interest, with
    principal payments of $91,667 are due quarterly
    beginning July 30, 1999                                                  1,058                1,028

    Subordinated notes to the seller of P.G. Design bearing
    8% interest, paid quarterly. The notes are payable
    $1,500,000 in September 2000 and $1,500,000 in May 2002                  3,000                3,000
                                                                       -----------            ---------

    Total Long term debt                                                    12,592               11,355

    Less current portion of long-term debt, including debt in
    default                                                                  7,373                7,467
                                                                       -----------            ---------


    Long term debt, less current portion                                   $ 5,219              $ 3,888
                                                                       ===========            =========

On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were shareholders of the Company. The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, for a total of 330,000 warrants for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures are secured by the Class B interest in Heartland, which is held by the Company. In the event that Heartland enters into a loan agreement with the Company collateralized by the Class B interest, that security interest will be released. At March 31, 2000, all $2 million subscriptions had been funded.

In January 1999, the Company refinanced the existing debt of PG and Zecal with GECC by entering into an agreement with WFBC. The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans at December 31, 1999 is the lender's base rate plus 0.25% plus the 3% default rate (12.25% at March 31, 2000). At March 31, 2000, the principal amount outstanding of the line of credit was $1,482,000 and the amount outstanding on the term loan was $3,375,000. The agreement carries an unused line fee of 0.25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement also carries certain prepayment penalties. On January 8, 1999, the Company was advanced $5,260,000 from the WFBC line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. The Company is subject to certain financial covenants per the agreement. As a result of the GECC prepayment penalties, the Company was in default of certain

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

financial covenants at the end of the first quarter of 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base. Subsequently, PG failed to achieve certain profit levels in the second and third quarters of 1999 and WFBC entered into a third amendment to the loan agreement that reduced the allowable borrowing base and waived the defaults. In January 2000 the Company received notification from WFBC that demanded payment in full, by May 1, 2000 of all obligations due. On April 21, 2000, WFBC entered into a Fourth Amendment to Credit and Security Agreement and Amendment of default letter that increased the amounts of monthly payments to the term note from $75,000 a month to $25,000 a week, waived the $10,000 monthly accommodation fee, and extended the final date for payment to August 1, 2000. Management has been seeking other sources of credit for PG.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (10.5% at March 31, 2000). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (10% at March 31, 2000). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period of August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. The outstanding balances on these loans at March 31, 2000, were $507,000 and $540,000, respectively. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder.

Solder is in violation of certain financial covenants with respect to its long term loans. The bank has not notified the Company that it is in default but may do so.

Zecal has a note payable to the seller of Zecal's assets in the principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At March 31, 2000, $1,058,000 was outstanding. Payments due October 30, 1999, January 30, 2000 and April 30, 2000 have not been made. The seller has not notified the Company that it is in default, but may do so.

7.  Year 2000

Through May 15, 2000, we had not encountered any Year 2000 related issues.

8.  Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $1,353,000 and $1,450,000 of product was shipped to Europe in the first quarters of

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2000 and 1999, respectively. As of and for the quarter ended March 31, 2000, certain information relating to the Company's business segments are set forth in the table below:

Selected Financial Data for the quarter ended March 31, 2000:

                                                                  (Amounts in thousands)
                                                Sales and other     Loss before taxes    Depreciation and
Business segment              Identifiable         income           and extraordinary      amortization          Capital
                                 assets                                   item               expense           expenditures
Manufacturing                    $25,257          $7,410                 $(1,965)              $780               $134
Real estate                        3,468            (919)                   (919)                --                 --
Corporate                            339               4                    (218)                --                 --
                                 -------          ------                 -------               ----               ----
Total Company                    $29,064          $6,495                 $(3,102)              $780               $134
                                 =======          ======                 =======               ====               ====

Selected Financial Data for 1999

                                  December
                                  31, 1999                     For the Quarter Ended March 31, 1999
                                  --------                     ------------------------------------

                                                Sales and other     Loss before taxes    Depreciation and
Business segment              Identifiable           income         and extraordinary      amortization          Capital
                                 assets                                   item               expense          expenditures
Manufacturing                     $26,069            $7,872             $  (895)              $737                $98
Real estate                         4,387              (934)               (934)                --                 --
Corporate                             255               107                (145)                --                 --
                                  -------            ------             -------               ----                ---
Total Company                     $30,711            $7,045             $(1,974)              $737                $98
                                  =======            ======             =======               ====                ===

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results and the value of the Company's stock, may differ materially from any such results, performance, achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

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

The Company uses surface mount ("SMT") and chip-on-board ("COB") technologies in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces electronic circuits on ceramic substrates using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry. The Company's largest customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs"). The Company developed a product called the "Portal(R)" which is an interactive electronic information center used for point of purchase applications. Due to insufficient market demand, the Company decided to discontinue production of Portal(R). The Company has introduced refinements to the Z-Strate(R) process to improve its application in the radio frequency

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

("RF") wireless and broadband telecommunications markets. RF applications include wireless communication products such as cellular phone handsets, cellular phone stations, satellite phones and coaxial and fiber-optic cable television ("CATV") distribution systems. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.


RESULTS OF OPERATIONS

Net sales totaled $7,410,000 in the first quarter of 2000 compared to $7,872,000 in the first quarter 1999. The decrease was caused primarily by lower than expected sales of memory modules offset by an increase in sales of ceramic and printed circuit boards.

The net loss for the first quarter of 2000 totaled $3,102,000 or $1.86 per share compared to a net loss in the first quarter 1999, prior to the extraordinary charge of $509,000 for debt financing, of $1,465,000 or $.88 per share. For the first quarter of 2000, $919,000 of the loss is due to the non-cash allocation of the Heartland's losses. Heartland's losses are allocated to the owners' capital accounts until the accounts have a zero balance. Losses are then allocated to the remaining partners with positive balances. HTI, as general partner and owner of the Class B interest, is the only partner whose capital account remains positive, and therefore, was allocated 100% of Heartland's losses for the first quarter of 2000. The change from the first quarter 1999 was caused primarily by a decrease in gross margin of $1,443,000 and an increase in interest expense increased by $220,000.

Selling, general and administrative expenses for the first quarter of 2000 totaled $2,102,000 compared to $2,207,000 for the first quarter of 1999.

Other income (loss) in the first quarter of 2000 was ($915,000) compared to ($827,000) in 1999. The loss is primarily due to the non-cash excess loss allocation of $919,000 and $934,000 from the investment in partnerships at March 31, 2000, and March 31, 1999, respectively. The Company expects that operations at Heartland will be positive later in the year 2000. If that is the case, the Company will be able to recover the excess loss allocation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities in the first quarter of 2000 through borrowings on its lines of credit.

Solder has a line of credit with LSNB under which it may borrow up to $1,500,000. Interest is based on a base rate (9% at March 31, 2000). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at March 31, 2000 and December 31, 1999 were both $757,000. The line of credit matures on April 30, 2001.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Solder is in violation of certain financial covenants with respect to its LSNB term loans. The bank has not notified the Company that it is in default, but may do so.

Solder has a $1,700,000 subordinated note payable to the former owners. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. Deferred interest in the amount of $266,000 has been added to the loan balance and is due no later than October 10, 2001. The Company did not make payments of $400,000 each to the seller that were due on October 20, 1999 and on April 20, 2000. The seller has not notified the Company that it is in default, but may do so.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Net loss per share

Net loss per share for the first quarter of 2000 was $1.86. The net loss for the comparable period of 1999 was $1.18 per share. Calculations of earnings per common share are based on 1,671,238 shares outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Year 2000
---------

Through May 15, 2000, we had not encountered any Year 2000 related issues.

                           PART II- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      10.1 Fourth Amendment To Credit and Security Agreement and Amendment of Default Letter 2000 Covenant Waiver between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated April 21, 2000. (filed herewith)

      10.2 2000 Covenant Waiver between Solder Station One, Inc. and LaSalle Bank, N.A. dated March 30, 2000. (filed herewith)

      27.1    Financial Data Schedule - (filed herewith)



b)   Reports on Form 8-K


A report on Form 8-K was filed on March 9, 2000 regarding the receipt of subscriptions for $2,000,000 in subordinated debentures and the receipt of a letter from Wells Fargo Business Credit, Inc., that demanded payment in full, by May 1, 2000, of all obligations due under the Credit and Security Agreement dated as of December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HEARTLAND TECHNOLOGY, INC.

                                               (Registrant)

Date:  May 15, 2000                     BY:  /s/ Edwin Jacobson
                                           -----------------------------------
                                               Edwin Jacobson
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)



Date:  May 15, 2000                     BY:  /s/ Richard P. Brandstatter
                                           -----------------------------------
                                                Richard P. Brandstatter
                                           Vice-President-Finance, Secretary
                                                   and Treasurer
                                         (Principal Financial and Accounting
                                                     Officer)

                           Heartland Technology, Inc.
                               Index to Exhibits

a)    Exhibits


      10.1 Fourth Amendment To Credit and Security Agreement and Amendment of Default Letter 2000 Covenant Waiver between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated April 21, 2000. (filed herewith)

      10.2 2000 Covenant Waiver between Solder Station One, Inc. and LaSalle Bank, N.A. dated March 30, 2000. (filed herewith)

      27.1  Financial Data Schedule (filed herewith)