Form 10-Q
period 2000-06-30
HEARTLAND TECHNOLOGY INC
filed 2000-08-14
CIK 831115

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    June 30, 2000
                                   ------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ___________

Commission File Number: 1-11956


                          HEARTLAND TECHNOLOGY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            36-1487580
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
    organization)                                         Identification No.)


      330 North Jefferson Court, Chicago, Illinois                60661
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)


                                 312/575-0400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Former Address: 547 West Jackson Boulevard, Suite 1510, Chicago, Illinois  60661
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

As of August 10, 2000, there were 1,671,238 shares of the registrant's common stock outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1    Financial Statements

               Consolidated Balance Sheets..................................  2

               Consolidated Statements of Operations........................  3

               Consolidated Statements of Cash Flows........................  4

               Notes to Consolidated Financial Statements...................  5

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 14


PART II. OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.................................. 23

Signatures.................................................................. 24

                       PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           Heartland Technology, Inc.
                          Consolidated Balance Sheets
                  (Amounts in Thousands, except share amounts)

                                                                                       June 30         December 31
                                                                                         2000             1999
                                                                                         ----             ----
ASSETS                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $    28              $   105
  Accounts receivable, net of reserves of $197 ($250 at December 31,
   1999)                                                                                 3,034                3,643
  Due from affiliate                                                                       842                    -
  Inventories, net                                                                       1,146                3,236
  Prepaid expenses and other assets                                                        134                  335
                                                                                       -------              -------
   Total current assets                                                                  5,184                7,319

Property and equipment:
  Machinery and equipment                                                                8,223               10,339
  Furniture and fixtures                                                                   472                  593
  Leasehold improvements                                                                   441                  887
                                                                                       -------              -------
  Property and equipment at cost                                                         9,136               11,819
  Less accumulated depreciation                                                          4,817                4,506
                                                                                       -------              -------
  Property and equipment, net                                                            4,319                7,313

Other assets:
  Goodwill, net of accumulated amortization of $1,761 ($1,422 at
   December 31, 1999)                                                                   11,090               11,429
  Deferred debt issuance costs, net of accumulated amortization of
   $116 ($83 at December 31, 1999)                                                          84                  118
  Other                                                                                    139                  145
  Investment in joint venture                                                              744                    -
  Investment in partnerships                                                             7,703                4,387
                                                                                       -------              -------
   Total assets                                                                        $29,263              $30,711
                                                                                       =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                                                      $   510              $   757
  Debt in default                                                                        5,382                6,172
  Accounts payable, trade                                                                3,406                4,321
  Accrued expenses and other liabilities                                                 1,397                1,693
  Current portion of long-term debt                                                      4,200                3,867
  Current portion of capital lease obligations                                             116                  108
  Allowance for claims and liabilities                                                   1,281                1,281
  Payable to affiliate                                                                   2,539                1,093
  Taxes payable                                                                            152                    -
                                                                                       -------              -------
   Total current liabilities                                                            18,983               19,292
                                                                                       -------              -------

Long-term debt, less current portion                                                     3,501                3,888
Capital lease obligation, less current portion                                             164                  222

Stockholders' equity:
  Common stock, $.30 par value per share, authorized 10,000,000
   shares, 1,671,238 shares issued and outstanding                                         501                  501

  Additional paid-in capital                                                            11,215               10,773
  Accumulated deficit                                                                   (5,101)              (3,965)
                                                                                       -------              -------
   Total stockholders' equity                                                            6,615                7,309
                                                                                       -------              -------
   Total liabilities and stockholders' equity                                          $29,263              $30,711
                                                                                       =======              =======

See accompanying Notes to Consolidated Financial Statements

                          Heartland Technology, Inc.
                     Consolidated Statements of Operations

               (Amounts in Thousands, except per share amounts)
                                  (Unaudited)

                                        Three Months Ended June 30    Six Months Ended June 30
                                       ----------------------------  --------------------------
                                           2000            1999          2000          1999
                                           ----            ----          ----          ----
Net sales                                   $5,201        $  9,209      $ 12,611      $ 17,080

Cost of sales                                5,091           8,250        11,876        14,053
                                            ------        --------      --------      --------

Gross margin                                   110             959           735         3,027

Other income (loss):

   Management fee from affiliate                --             106            --           212

   Equity in  income (loss) from
    investment in partnerships               4,235          (1,452)        3,316        (2,386)

   Equity in loss from joint venture          (203)             --          (203)

   Miscellaneous, net                           14             247            18           248
                                            ------        --------      --------      --------

Total other income (loss)                    4,046          (1,099)        3,131        (1,926)

Other expenses:

   Selling, general and
    administrative                           1,411           2,239         3,513         4,446

   Interest expense                            590             373         1,079           642

   Amortization expense                        186             186           372           370
                                            ------        --------      --------      --------

          Total other expenses               2,187           2,798         4,964         5,458
                                            ------        --------      --------      --------

Income (loss) before income taxes
 and extraordinary item                      1,969          (2,938)       (1,098)       (4,357)

Income tax expense                               3              18            38            64
                                            ------        --------      --------      --------

Income (loss) before extraordinary
 loss                                        1,966          (2,956)       (1,136)       (4,421)

Extraordinary loss on debt refinancing          --              --            --           509
                                            ------        --------      --------      --------

Net income (loss)                           $1,966        $ (2,956)     $ (1,136)     $ (4,930)
                                            ======        ========      ========      ========

Income (loss) per share before
 extraordinary loss                         $ 1.18        $  (1.77)     $  (0.68)     $  (2.65)
                                            ------        --------      --------      --------

Net income (loss) per share for
  extraordinary loss                        $   --        $     --      $     --      $   (.30)
                                            ------        --------      --------      --------

Net income (loss) per share-basic and
  diluted                                   $ 1.18        $  (1.77)     $  (0.68)     $  (2.95)
                                            ======        ========      ========      ========

Weighted average number of common
  shares outstanding                         1,671           1,671         1,671         1,671
                                            ======        ========      ========      ========

   See accompanying Notes to Consolidated Financial Statements

                          Heartland Technology, Inc.
                     Consolidated Statements of Cash Flows

                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                            June 30, 2000         June 30, 1999
                                                                            -------------         -------------
Operating activities:
Net loss                                                                        $(1,136)               $(4,930)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                   1,463                  1,437
  Accretion of warrant value                                                        110                     --
  Equity in (income) loss from investments in partnerships                       (3,316)                 2,386
  Equity in loss from joint venture                                                 203                     --
  Bad debt expense                                                                  (51)                    15
  Reserve for inventory obsolescence                                                633                   (490)
  Loss from sale of equipment                                                         5                     --
  Changes in operating assets and liabilities
     Accounts receivable                                                            340                 (2,480)
     Due from affiliate                                                              --                    284
     Inventories, net                                                             1,149                   (818)
     Prepaid expenses and other assets                                              183                    138
     Refundable taxes                                                                18                     59
     Accounts payable and accrued expenses                                         (180)                 1,667
     Payable to affiliate                                                         1,446                   (151)
     Taxes payable                                                                  152                     --
                                                                               --------               --------
     Net cash provided by (used in) operating activities                          1,019                 (2,883)

Investing activities:
Purchases of property and equipment                                                (143)                  (394)
Investment in joint venture                                                          (8)                    --
                                                                               --------               --------
Net cash used in investing activities                                              (151)                  (394)

Financing activities:
Net borrowings (payments) under line of credit                                   (1,621)                 1,600
Proceeds from issuance of long-term debt                                          1,550                  2,358
Proceeds on capital leases                                                           --                     43
Payments on capital leases                                                          (51)                   (33)
Principal payments on long-term debt                                               (823)                  (757)
Debt issuance costs                                                                  --                     66
                                                                               --------               --------
Net cash provided by financing activities                                          (945)                 3,277
                                                                               --------               --------

Decrease in cash and cash equivalents                                               (77)                    --

Cash and cash equivalents at beginning of period                                    105                     --
                                                                               --------               --------
Cash and cash equivalents at end of period                                     $     28               $     --
                                                                               ========               ========

  See accompanying Notes to Consolidated Financial Statements

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

The consolidated financial statements of Heartland Technology, Inc. (the "Company" or "HTI") include the accounts of the Company and its subsidiaries, P.G. Design Electronics, Inc. ("PG"), Solder Station-One, Inc. ("Solder"), HTI Z Corp. (formerly Zecal Corp.), Zecal Technology, LLC ("ZTLLC"), and HTI Interests, LLC ("HTII"). The investment in Zecal Technology, LLC, which is 50% owned and where the Company exercises significant influence over operations, is accounted for using the equity method. Significant intercompany transactions and accounts have been eliminated.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the three and the six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.

2. Nature of Business and Organization

The Company is engaged in the electronic contract manufacturing business. On a contract basis, the Company designs, manufactures and tests electronic assemblies, designs and tests Z-Strate(R) circuit boards, and provides services to the printed circuit board industry. While the customer base is diverse, the primary customers are Original Equipment Manufacturers "(OEM's") in the computer and computer printer industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

Through its partnership interests in Heartland Partners, L.P. ("Heartland") and CMC Heartland Partners ("CMC Heartland"), the Company is also engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota and

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Washington. The investments in Heartland and CMC Heartland (collectively, the "Partnerships") are accounted for using the equity method since the Company has significant influence over the Partnerships' operations.

In May 1997, HTI purchased substantially all of the assets, and assumed certain liabilities of PG Design Electronics. PG Design Electronics was engaged in the business of contract design and manufacture of electronics assemblies for computer and computer printer OEM's.

On April 10, 1998, HTI acquired 100% of the outstanding common stock of Solder, a provider of specialty services to the printed circuit board industry.

On April 29, 1998, PG acquired certain assets and assumed certain liabilities of Zecal, which owns patented "Z-Strate"(R) technology for plating fine line copper circuits on a ceramic substrate.

On May 5, 2000, HTI Z and LZ Partners funded a newly organized entity Zecal Technology, LLC. HTI Z contributed all assets and certain liabilities of Zecal Corp. with a net book value of $947,000 to ZTLLC in exchange for a 50% interest. LZ Partners contributed $4 million cash to ZTLLC. The name of Zecal Corp. was changed to HTI Z Corp.

On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z Corp. to HTI.

3. Inventories

The components of inventories consist of the following (amounts in thousands):


                                         June 30, 2000     December 31, 1999
                                         -------------     -----------------
Raw materials                                   $2,240                $3,826
Work-in-process                                     72                   140
Finished goods                                     180                   188
                                                ------                ------
                                                 2,492                 4,154
Less: Allowance for obsolescence                 1,346                   918
                                                ------                ------
Inventories, net                                $1,146                $3,236
                                                ======                ======


4.    Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities (hereafter defined), will be allocated 1% to the General

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses since that date. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.

The condensed balance sheets as of June 30, 2000 and December 31, 1999 and the summarized income statement for Heartland for the three and six month periods ended June 30, 2000 and 1999 for Heartland are as follows (amounts in thousands):

                                                                          June 30          December 31,
                                                                            2000              1999
                                                                        ----------         -----------
                                                                        (unaudited)
Assets:
Cash and marketable securities                                           $ 4,329             $ 4,412
Receivables, net                                                             158                 373
Other assets                                                               2,869               1,310
Net properties and investment in joint venture                            50,881              51,161
                                                                         -------             -------
Total assets                                                             $58,237             $57,256
                                                                         =======             =======

Liabilities:
Accounts payable, accrued expenses and other liabilities                 $13,424             $16,030
Allowance for claims and liabilities                                       2,851               2,804
Loans payable                                                             32,993              32,770
                                                                         -------             -------
Total liabilities                                                        $49,268             $51,604
                                                                         =======             =======

Partners' capital:
General partner                                                          $    --             $    --
Class A partners                                                              --                  --
Class B partner                                                            8,969               5,652
                                                                         -------             -------
Total partners' capital                                                    8,969               5,652
                                                                         -------             -------

Total liabilities and partners' capital                                  $58,237             $57,256
                                                                         =======             =======

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                            For the Three Months     For the Six Months
                                Ended June              Ended June
                                2000       1999         2000      1999
                             -------    -------      -------   -------
Revenues:
Property sales               $19,844    $ 2,520      $22,494   $ 4,562
Less: cost of
 property sales               14,384      2,019       16,978     3,964
                             -------    -------      -------   -------
Gross profit
 on property sales             5,460        501        5,516       598
                             -------    -------      -------   -------

Rental and other income          512        272          804       795
                             -------    -------      -------   -------

  Total net revenues           5,972        773        6,320     1,393

Expenses:
Selling, general
 and administrative            1,658      1,904        2,826     3,281
Real estate taxes                 23         81           45       141
Environmental expenses            56        240          133       270
                             -------    -------      -------   -------

   Total expense               1,737      2,225        3,004     3,692
                             =======    =======      =======   =======

Net income (loss)            $ 4,235    $(1,452)     $ 3,316   $(2,299)
                             =======    =======      =======   =======

5.    Lines of Credit

The Company's lines of credit are as follows:

                                                                             (Amounts in thousands)
                                                                     June 30, 2000       December 31, 1999
                                                                     -------------       -----------------
     Line of credit with Wells Fargo Business Credit, Inc.
     (formerly Norwest Business Credit, Inc.), bearing
     interest at the base rate plus 0.25% plus the 3%
     default rate (12.75% at June 30, 2000) (included in
     debt in default)                                                    $1,198               $2,572

     Line of credit with LaSalle National Bank bearing
     interest at the base rate plus 2% (11.50% at June 30, 2000)            510                  757
                                                                         ------               ------

     Total lines of credit                                               $1,708               $3,329
                                                                         ======               ======

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. Long Term Debt

     The Company's debt obligations consist of the following:
                                                          (Amounts in thousands)
                                                        June 30,    December 31,
                                                          2000          1999
                                                       ---------      ---------

     Term loan payable to LaSalle National
     Bank in original principal amount of
     $1,200,000. Interest is at prime plus 1.5%
     (11% at June 30, 2000) and is paid monthly.
     The loan has level monthly principal
     payments over three years                             $   407      $   607

     Term loan payable to LaSalle National
     Bank in original principal amount of
     $900,000. Interest is at prime plus 1.0%
     (10.50% at June 30, 2000) and is paid
     monthly.  The loan has level monthly
     principal payments over five years                        495          585

     Term loan payable to Wells Fargo Business
     Credit in original amount of $4,500,000.
     Principal payments of $75,000 plus interest
     are payable over a 60 month period. Interest
     accrues at the base rate plus 0.25% plus the
     3% default rate (12.75% at June 30, 2000)
     (included in debt in default)                           3,100        3,600

     Other notes payable                                       126          158

     Subordinated notes to related parties
     bearing interest at 13%.  Interest payable
     quarterly                                               1,668          450

     Subordinated note to the sellers of Solder
     bearing 8% interest payable quarterly and
     having three semiannual principal payments
     of $400,000 plus a final payment of
     $500,000 plus accrued interest.  The first
     installment was due on October 10, 1999.
     Interest payments are deferred and added to
     the note balance until Solder achieves
     certain financial ratios                                2,005        1,927

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Subordinated note to the seller of Zecal
     Corp. with 8% interest beginning on April
     29, 1999.  Interest, with principal payments
     of $91,667 are due quarterly beginning July
     30, 1999 (included in debt in default)                  1,084        1,028

     Subordinated notes to the seller of P.G.
     Design bearing 8% interest, paid quarterly.
     The notes are payable $1,500,000 in
     September 2000 and $1,500,000 in May
     2002                                                    3,000        3,000
                                                          --------     --------

     Total long term debt                                   11,885       11,355
                                                          --------     --------


     Less current portion of long-term debt,
     including debt in default                               8,384        4,720
                                                          --------     --------

     Long term debt, less current portion                 $  3,501     $  6,635
                                                          ========     ========

On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were shareholders of the Company. The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, for a total of 330,000 warrants for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures are secured by the Class B interest in Heartland, which is held by the Company. In the event that Heartland enters into a loan agreement with the Company collateralized by the Class B interest, that security interest will be released. By the end of the first quarter 2000, all $2 million subscriptions had been funded.

In January 1999, the Company refinanced the existing debt of PG and Zecal with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the lender's base rate plus 0.25% plus the 3% default rate (12.75% at June 30, 2000). At June 30, 2000, the principal amount outstanding of the line of credit was $1,198,000 and the amount outstanding on the term loan was $3,100,000. The agreement carries an unused line fee of 0.25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement carries certain prepayment penalties and requires the Company to maintain certain financial covenants. On January 8, 1999, the Company was advanced $5,260,000 from the WFBC line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. As a result of the GECC prepayment penalties, the

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Company was in default of certain financial covenants at the end of the first quarter of 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base. Subsequently, PG failed to achieve certain profit levels in the second and third quarters of 1999 and WFBC entered into a third amendment to the loan agreement that reduced the allowable borrowing base and waived the defaults. In January 2000, the Company received notification from WFBC that demanded payment in full, by May 1, 2000 of all obligations due. On April 21, 2000, WFBC entered into a fourth amendment to the loan agreement and an amendment to the default letter that increased the amounts of monthly payments to the term note from $75,000 a month to $25,000 a week, waived the $10,000 monthly accommodation fee, and extended the final date for payment to August 1, 2000. Management has been seeking other sources of credit for PG. On July 28, 2000, WFBC entered into a sixth amendment of the loan agreement that increases the amount of the weekly reduction of the term loan from $25,000 to $35,000 effective August 7, 2000. Also included in the amendment is one-percentage point per week reduction of the receivable accounts borrowing base from its current level of 85%, effective September 8, 2000 and extended the final date for payment to November 30, 2000.

Solder has term loans payable to LaSalle National Bank ("LSNB") in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (11% at June 30, 2000). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (10.5% at June 30, 2000). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period of August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. The outstanding balances on these loans at June 30, 2000, were $407,000 and $495,000, respectively. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder.

Solder is in violation of certain financial covenants with respect to its long term loans. The bank has not notified the Company that it is in default but may do so.

HTI Z has a note payable to the seller of Zecal's assets in the original principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At June 30, 2000, $1,084,000 was outstanding including accrued interest. Payments due October 30, 1999, January 30, 2000 April 30, 2000 and July 31, 2000 have not been made. The seller has not notified the Company that it is in default, but may do so. Under the Asset Purchase Agreement, dated May 5, 2000, ZTLLC is obligated to reimburse HTI for all future payments on the note to the seller of Zecal's assets. The reimbursements to be received total $842,000, and are included in Due from affiliate in the accompanying balance sheet.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $2,127,000 and $2,030,000 of product was shipped to Europe in the first six months of 2000 and 1999, respectively. As of and for the quarters and six months ended June 30, 2000 and 1999, certain information relating to the Company's business segments are set forth in the table below:

Selected Financial Data for the three months June 30, 2000:

                                               (Amounts in thousands)
                                      Sales and    Income (loss)     Depreciation
Business segment     Identifiable   other income    before taxes          and
                        assets                          and          amortization     Capital
                                                   extraordinary        expense     expenditures
                                                        item
Manufacturing             $21,439         $5,012         $(2,001)            $683             $9
Real estate                 7,703          4,235           4,235               --             --
Corporate                     121             --            (268)              --             --
                          -------         ------         -------             ----             --
Total Company             $29,263         $9,247         $ 1,966             $683             $9
                          =======         ======         =======             ====             ==

Selected Financial Data for the six months ended June 30, 2000:

                                               (Amounts in thousands)
                                      Sales and    Income (loss)     Depreciation
Business segment                    other income    before taxes          and
                                                        and          amortization     Capital
                                                   extraordinary        expense     expenditures
                                                        item
Manufacturing                            $12,422         $(3,966)          $1,463           $143
Real estate                                3,316           3,316               --             --
Corporate                                      4            (486)              --             --
                                         -------         -------           ------           ----
Total Company                            $15,742         $ 1,136           $1,463           $143
                                         =======         =======           ======           ====

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Selected Financial Data for 1999

                                            For the three months ended June 30, 1999
                                            ----------------------------------------

                                      Sales and    Income (loss)     Depreciation
Business segment     Identifiable   other income    before taxes          and
                        assets                          and          amortization     Capital
                        as of                      extraordinary        expense     expenditures
                       December                         item
                       31, 1999
Manufacturing             $26,069        $ 9,254         $(1,534)            $700           $296
Real estate                 4,387         (1,452)         (1,452)              --             --
Corporate                     255            294              48               --             --
                          -------        -------         -------             ----           ----
Total Company             $30,711        $ 8,110         $(2,938)            $700           $296
                          =======        =======         =======             ====           ====

Selected Financial Data for 1999


                                     For the six months ended June 30, 1999
                                     --------------------------------------

                                      Sales and    Income (loss)     Depreciation
Business segment                    other income    before taxes          and
                                                        and          amortization     Capital
                                                   extraordinary        expense     expenditures
                                                        item
Manufacturing                            $16,902         $(1,874)          $1,437           $394
Real estate                               (2,386)         (2,386)              --             --
Corporate                                    638             (97)              --             --
                                         -------         -------           ------           ----
Total Company                            $15,154         $(4,357)          $1,437           $394
                                         =======         =======           ======           ====

8.  Earnings Per Share

Net income per share for the second quarter of 2000 was $1.18. The net loss for the comparable period of 1999 was $1.77 per share. Net loss per share for the six months ended June 30, 2000 was $0.68 compared to $2.95 for the comparable period 1999. Calculations of earnings per common share are based on 1,671,238 shares outstanding. Warrants and options to purchase common stock were outstanding during the first six months of 2000 but were not included in the computation of diluted earnings per share because the exercise prices of the warrants and options were greater than the average market price of the common shares.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


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

ELECTRONICS BUSINESS

The Company has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, PG, HTI Z (formerly Zecal Corp.), Solder, and Zecal Technology, LLC. The investment in Zecal Technology, LLC, which is 50% owned and where the Company exercises significant influence over operations, is accounted for using the equity method. The Company also holds general partner interests in partnerships which are engaged in real estate sales, leasing and development.

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

The Company uses surface mount and chip-on-board technologies in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. The Company also produces electronic circuits on ceramic substrates using its proprietary Z-Strate(R) process, and provides services to the printed circuit board industry. The Company's largest customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While the Company does produce standard memory modules of the type used in typical desktop computers, it specializes in the design,

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. The Company designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("PODs"). The Company has introduced refinements to the Z-Strate(R) process to improve its application in the radio frequency ("RF") wireless and broadband telecommunications markets. RF applications include wireless communication products such as cellular phone handsets, cellular phone stations, satellite phones and coaxial and fiber-optic cable television ("CATV") distribution systems. Services provided to printed circuit board manufacturers include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. The majority of the Company's customers are located in the United States; however, their products are shipped internationally. In the first six months of 2000, NEC accounted for approximately 25% and Hewlett Packard accounted for approximately 16% of the Company's business. The Company believes that it has strong relationships with its major customers which have been established over the years. However, the Company is likely to lose one and could lose others of these customers and the loss of one or more of them could have a material adverse effect on the Company's results. The Company does not have any long-term contractual relationships with any of its customers.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


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

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. The Company has a total of approximately 201 employees at the three subsidiary companies.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


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

Operations. The Company believes that it made progress on a number of fronts in 1999. However, as a result of a decline in orders from our largest customers, NEC and Hewlett Packard as well as the discontinuation of Portal(R), the Company has restructured PG in order to increase its competitiveness. In the first six months of 2000 it has reduced its staffing by 91 employees and expects an approximate annual saving of $3,554,000 in staffing expenses. At Zecal, LLC and Solder, the Company believes that to achieve profitable growth as well as to maintain existing business that it needed to improve its organizational structure and personnel. To that end, the Company and its subsidiaries have hired management, engineering, manufacturing, sales and finance personnel.

PG Design is focused on diversification and new products. PG is actively seeking new opportunities for custom memory module business from its current customers and is seeking to add additional semiconductor manufacturers as custom memory module customers.

PG added a new customer for its Printer PODs in 1999, and is experiencing increased Printer POD orders from existing customers. PG is seeking additional customers for its PODs. PG developed, and has received production orders, for a new POD to address the PC industry's introduction of Universal Serial Bus (USB) computers and printers.

Solder Station-One's performance continued its rebound in the second quarter. Solder Station is also adding several promising new processes to its product lines. New Offerings at Solder Station will include automated conformal coating for increasingly miniaturized printed circuit boards; immersion silver plating, a coating approved by such major companies as Intel, Lucent and Hewlett Packard; and an epoxy via plug process. Solder Station will be the only company in North America offering this solution to via hole contamination.

HTI has devoted a great deal of time and attention to the future of Zecal Corp. and Zecal Technology, LLC (both referred to as "Zecal"). The Company continues to believe that Zecal can be profitable by pursuing the emerging market for cellular phones and CATV, as well as its historical markets of power supplies and control devices. There is also a potential market for Z-Strate(R) in applications involving extreme environmental

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000

conditions such as down hole electronics for the oil well drilling industry and underhood automotive electronics. Z-Strate(R) retains its superior electrical properties over an extremely high temperature range. Z-Strate(R) is also well suited for leading edge "chip scale" packaging because Z-Strate(R)'s coefficient of expansion is similar to that of the silicon in integrated circuits and the technology supports integration of high quality passive components (resistors, capacitors and inductors) in the semiconductor package. The Company believes, based on the advice of an outside consultant, discussions with potential customers, and its own analysis, that Z-Strate(R) has significant advantages in performance and cost over competitive technologies in a wide variety of RF applications.

Z- Strate(R) based devices, which feature very high quality (i.e. low electrical resistance) copper connections on ceramic substrates, exhibit significantly lower power losses than RF devices using thick film or organic printed circuit board technologies. This translates into a longer battery life for battery powered uses. In addition Z- Strate(R) offers very "fine pitch" circuits, allowing the high circuit densities and the small devices required for product miniaturization. The Company believes that Z-Strate(R) based devices can be produced at lower cost than certain competing technologies.

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

Zecal has entered into a strategic alliance with Amkor Technology, Inc., the world's largest provider of contract microelectronics manufacturing solutions. Zecal is Amkor's preferred supplier for directly plated copper on ceramic substrates.

Zecal's production customers include Texas Instruments Power Trends Products, Danfoss, Artesyn Technologies, and a broadband power amplifier manufacturer. Prototypes and prototype customers include a semiconductor package for a major telecom manufacturer, a down hole (oil drilling) equipment manufacturer, a manufacturer of RF semiconductor devices for use in cell tower radios, a manufacturer of SAW filter devices for cell phones, a manufacturer of cell phone 911 GPS modules, a RF ball grid array for telecommunications application, a manufacturer of CATV set top boxes, and a high power amplifier substrate for cell tower application for use in CDMA systems.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of June 30, 2000, the Partnerships' total consolidated indebtedness was $32,993,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, ceramic circuit boards and printed circuit boards services totaled $5,201,000 in the second quarter of 2000 compared to $9,209,000 in the second quarter 1999. Sales for the first six months of 2000 were $12,611,000 compared to $17,080,000 for the comparable period in 1999. Sales for the three and six month periods ended June 30, 2000 decreased from similar periods of 1999 due to lower than expected sales of memory modules offset by an increase in sales at HTI Z and Solder.

The loss from joint venture of $203,000 reflects the results of Zecal Technology, LLC's net loss on an equity basis from May 6, 2000.

Net income for the second quarter of 2000 totaled $1,966,000 or $1.18 per share compared to a net loss in the second quarter 1999 of $2,956,000 or $1.77 per share. The net loss for the six month period was $1,136,000, compared to a net loss of $4,930,000 for the comparable period in 1999. The results for the quarter and six months ended June 30, 2000 are positively affected by a $4,235,000 income allocation from Heartland. HTI, as general partner and owner of the Class B interest, had been allocated excess loses from Heartland in prior quarters. Heartland, in generating a net income in the quarter, allocated 100% of its net income to HTI's Class B Interest to recoup from the excess loss allocations. If Heartland continues to report net income, HTI will be allocated the net income up to the amount of excess losses absorbed, at which time, future net income from Heartland will be allocated to all unitholders based on their ownership interest in Heartland. The net income results are negatively impacted by increased net losses at both PG and HTI Z (formerly Zecal Corp.) while Solder reported net income for both the quarter and six months ended June 30, 2000.

Selling, general and administrative expenses for the second quarter of 2000 totaled $1,411,000 compared to $2,239,000 for the second quarter of 1999. For the six month period ended June 30, 2000, SG&A expenses were $3,513,000 compared to $4,446,000 in the similar period of 1999. SG&A expenses for the second quarter and for the six months ended June 30, 2000 decreased in comparison to similar periods in 1999 reflecting a reduction in expenses at both PG and HTI corporate. For the same periods, Solder's SG&A was level, while HTI Z's increased.

Interest expense for the three months ended June 30, 2000 was $590,000 compared to $373,000 for the same period in 1999. Interest expense for the six months ended June 30, 2000 was $1,079,000 compared to $642,000 a year ago. The increase in interest expense, with a relatively stable interest bearing debt balance for the periods reflects the increase in prime over the last year as well as the additional default interest rates charged by WFBC. Internet expense also includes a $110,000 six-month amortization of the value of warrants issued in fourth quarter 1999 and first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities in the first quarter of 2000 through borrowings on its lines of credit.

Solder has a line of credit with LSNB under which it may borrow up to $1,500,000. Interest is based on

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


a base rate plus 2% (11.5% at June 30, 2000). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at June 30, 2000 was $510,000 and was $757,000 at December 31, 1999. The line of credit matures on April 30, 2001. Solder is in violation of certain financial covenants with respect to its LSNB term loans. The bank has not notified the Company that it is in default, but may do so.

Solder has a subordinated note payable to the former owners in the original principal amount of $1,700,000. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. Installments were due on October 10, 1999 and April 10, 2000. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. Deferred interest in the amount of $305,000 has been added to the loan balance and is due no later than October 10, 2001. The Company did not make payments of $400,000 each to the seller that were due on October 20, 1999 and on April 20, 2000. The seller has not notified the Company that it is in default, but may do so.

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

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


                          PART II- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

   10.1 Sixth Amendment to Credit and Security Agreement and Amendment of Default Letter between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated July 28, 2000. (filed herewith)

   27.1     Financial Data Schedule - (filed herewith)


b)   Reports on Form 8-K


A report on Form 8-K was filed on May 24, 2000 to report the formation of Zecal Technology, LLC.

                          HEARTLAND TECHNOLOGY, INC.
                                 JUNE 30, 2000


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HEARTLAND TECHNOLOGY, INC.
                                             (Registrant)


Date:  August 11, 2000                  BY:  /s/ Edwin Jacobson
                                           ----------------------------------
                                                 Edwin Jacobson
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


Date:  August 11, 2000                  BY:  /s/ Richard P. Brandstatter
                                           ----------------------------------
                                                 Richard P. Brandstatter
                                           Vice-President-Finance, Secretary
                                                      and Treasurer
                                          (Principal Financial and Accounting
                                                         Officer)

                          Heartland Technology, Inc.
                               Index to Exhibits


   10.1 Sixth Amendment to Credit and Security Agreement and Amendment of Default Letter between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated July 28, 2000. (filed herewith)

   27.1     Financial Data Schedule - (filed herewith)