Form 10-Q
period 2000-09-30
HEARTLAND TECHNOLOGY INC
filed 2000-11-14
CIK 831115

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended            September 30, 2000
                                     -----------------------------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                                  to
                                     --------------------------------    -----

Commission File Number: 1-11956


                          HEARTLAND TECHNOLOGY, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                   36-1487580
------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


          330 North Jefferson Court, Chicago, Illinois                  60661
------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                 312/575-0400
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

As of November 10, 2000, there were 1,671,238 shares of the registrant's common stock outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                              SEPTEMBER 30, 2000



                                    INDEX

PART I.  FINANCIAL INFORMATION


Item 1       Financial Statements

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................15




PART II. OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security Holders.............25

    Item 6  Exhibits and Reports on Form 8-K................................25


Signatures................................................................. 26


                                  Page-2 of 27

                         PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          Heartland Technology, Inc.
                         Consolidated Balance Sheets
                 (Amounts in Thousands, except share amounts)

                                                    September 30    December 31
                                                        2000            1999
                                                    ------------   ------------
   ASSETS                                            (Unaudited)
Current assets:
Cash and cash equivalents ............................    $     91     $    105
Accounts receivable, net of reserves of $410
   ($250 at December 31, 1999) .......................       3,463        3,643
Due from affiliate ...................................         842           --
Inventories, net .....................................       1,006        3,236
Prepaid expenses and other assets ....................         329          335
                                                          --------     --------
  Total current assets ...............................       5,731        7,319

Property and equipment:
Machinery and equipment ..............................       8,124       10,339
Furniture and fixtures ...............................         479          593
Leasehold improvements ...............................         437          887
                                                          --------     --------
Property and equipment at cost .......................       9,040       11,819
    Less accumulated depreciation ....................       5,184        4,506
                                                          --------     --------
Property and equipment, net ..........................       3,856        7,313

Other assets:
Goodwill, net of accumulated amortization of
    $1,931 ($1,422 at December 31, 1999)..............      10,920       11,429
Deferred debt issuance costs, net of accumulated
    amortization of $133 ($83 at December 31, 1999)...          68          118
Other ................................................         145          145
Investment in joint venture ..........................         316           --
Investment in partnerships ...........................       8,287        4,387
                                                          --------     --------
  Total assets .......................................    $ 29,323     $ 30,711
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit ......................................    $    500     $    757
Debt in default ......................................       6,674        6,172
Accounts payable, trade ..............................       3,453        4,321
Accrued expenses and other liabilities ...............       1,526        1,693
Current portion of long-term debt ....................       2,275        3,867
Current portion of capital lease obligations .........          74          108
Allowance for claims and liabilities .................       1,281        1,281
Payable to affiliate .................................       3,158        1,093
Taxes payable ........................................         159           --
                                                          --------     --------
  Total current liabilities                                 19,100       19,292
                                                          --------     --------

Long-term debt, less current portion .................       3,548        3,888
Capital lease obligation, less current portion .......          65          222

Stockholders' equity:
Common stock, $.30 par value per share,
    authorized 10,000,000 shares, 1,671,238 shares
    issued and outstanding............................         501          501
Additional paid-in capital ...........................      11,215       10,773
Accumulated deficit ..................................     (5,106)      (3,965)
                                                          --------     --------
   Total stockholders' equity ........................       6,610        7,309
                                                          --------     --------
   Total liabilities and stockholders' equity ........    $ 29,323     $ 30,711
                                                          ========     ========

See accompanying Notes to Consolidated Financial Statements


                                  Page-3 of 27

                          Heartland Technology, Inc.
                    Consolidated Statements of Operations


               (Amounts in Thousands, except per share amounts)
                                   (Unaudited)


                                          Three Months Ended             Nine months Ended
                                             September 30                  September 30
                                          ------------------            -----------------
                                          2000           1999           2000           1999
                                        --------       --------       --------       --------
Net sales .........................     $  5,425       $  8,909       $ 18,036       $ 25,989

Cost of sales .....................        3,824          7,474         15,700         21,527
                                        --------       --------       --------       --------

Gross margin ......................        1,601          1,435          2,336          4,462


Other income (loss):

   Management fee from affiliate ..          319            107            319            319

   Equity in  income (loss) from
   investment in partnerships .....          584         (1,325)         3,900         (3,711)

   Equity in loss from joint
   venture ........................         (484)          --             (687)          --

   Miscellaneous, net .............           83            (18)           101            230
                                        --------       --------       --------       --------

Total other income (loss) .........          502         (1,236)         3,633         (3,162)

Other expenses:

   Selling, general and
   administrative .................        1,394          2,341          4,907          6,787

   Interest expense ...............          476            474          1,555          1,116

   Amortization expense ...........          187            199            559            569
                                        --------       --------       --------       --------

      Total other expenses ........        2,057          3,014          7,021          8,472
                                        --------       --------       --------       --------

Income (loss) before income
taxes and extraordinary item ......           46         (2,815)        (1,052)        (7,172)

Income tax expense ................           51             (3)            89             61
                                        --------       --------       --------       --------

(Loss) before
extraordinary loss ................           (5)        (2,812)        (1,141)        (7,233)

Extraordinary loss on debt
refinancing .......................         --             --             --              509
                                        --------       --------       --------       --------

Net income (loss) .................     $     (5)      $ (2,812)      $ (1,141)      $ (7,742)
                                        ========       ========       ========       ========

Income (loss) per share before
extraordinary loss ................     $   0.00       $  (1.68)      $  (0.68)      $  (4.33)
                                        --------       --------       --------       --------

Net income (loss) per share for
  extraordinary loss ..............     $   --         $   --         $   --             (.30)
                                        --------       --------       --------       --------

Net income (loss) per
share-basic and diluted ...........     $  (0.00)      $  (1.68)      $  (0.68)      $  (4.63)
                                        ========       ========       ========       ========

Weighted average number of
common shares outstanding .........        1,671          1,671          1,671          1,671
                                        ========       ========       ========       ========


See accompanying Notes to Consolidated Financial Statements


                                  Page-4 of 27

                            Heartland Technology, Inc.
                       Consolidated Statements of Cash Flows
                              (Amounts in Thousands)
                                    (Unaudited)

                                                       Nine months Ended
                                                  September 30,    September 30,
                                                      2000            1999
                                                   -----------   ------------
Operating activities:
   Net loss ......................................  $   (1,141)   $   (7,742)

Adjustments  to reconcile  net loss to
net cash  provided by (used in) operating
activities:
  Depreciation and amortization ..................       2,121         2,263
  Accretion of warrant value .....................         167          --
  Equity in (income) loss from investments in
  partnerships ...................................      (3,900)        3,711
  Equity in loss from joint venture ..............         687          --
  Bad debt expense ...............................        (162)           15
  Reserve for inventory obsolescence .............         729         ( 420)
  Loss from sale of equipment ....................          12          --
  Changes in operating assets and liabilities
     Accounts receivable .........................         (88)       (2,381)
     Due from affiliate ..........................        --             284
     Inventories, net ............................       1,193        (1,346)
     Prepaid expenses and other assets ...........         (19)         (147)
     Refundable taxes ............................          19           766
     Accounts payable and accrued expenses .......         110         3,245
     Payable to affiliate ........................       2,065            75
                                                       -------       -------
  Net cash provided by (used in) operating
     activities ..................................       1,793        (1,677)

Investing activities:
Purchases of property and equipment ..............        (167)         (602)
Sale of property and equipment ...................         118          --
Investment in joint venture ......................          14          --
                                                       -------       -------
Net cash used in investing activities ............         (35)         (602)

Financing activities:
Net borrowings (payments) under line of credit ...      (1,974)        1,113
Proceeds from issuance of long-term debt .........       1,743         2,358
Proceeds on capital leases .......................        --             203
Payments on capital leases .......................        (191)          (46)
Principal payments on long-term debt .............      (1,350)       (1,252)
Debt issuance costs ..............................        --             (97)
                                                       -------       -------
Net cash provided by financing activities ........      (1,772)        2,279
                                                       -------       -------

Decrease in cash and cash equivalents ............         (14)         --

Cash and cash equivalents at beginning of period .         105          --
                                                       -------       -------
Cash and cash equivalents at end of period .......  $       91    $     --
                                                    ==========    ==========

See accompanying Notes to Consolidated Financial Statements

                                  Page-5 of 27

                          HEARTLAND TECHNOLOGY, INC.
                              SEPTEMBER 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.    Basis of Presentation

The consolidated financial statements of Heartland Technology, Inc. (the "Company" or "HTI") include the accounts of the Company and its subsidiaries, P.G. Design Electronics, Inc. ("PG"), Solder Station-One, Inc. ("Solder"), HTI Z Corp. ("HTI Z" formerly Zecal Corp.), Zecal Technology, LLC (the "LLC"), and HTI Interests, LLC ("HTII"). The investment in Zecal Technology, LLC, which is 50% owned and where the Company exercises significant influence over operations, is accounted for using the equity method. Significant intercompany transactions and accounts have been eliminated.

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

   In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the three and the nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.

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


                                  Page-6 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On May 5, 2000, HTI Z and LZ Partners, a third party, funded a newly organized entity Zecal Technology, LLC. HTI Z contributed all assets and certain liabilities of Zecal Corp. with a net book value of $947,000 to the LLC in exchange for a 50% interest. LZ Partners contributed $4 million cash to the LLC. The name of Zecal Corp. was changed to HTI Z Corp.

   On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z Corp. to HTI.

On October 20, 2000 the Company received a $4.5 million cash call in connection with its ownership of the LLC. The purpose of the cash call is to provide the LLC with funds for operations and capital expenditures. The Company subscribed to and funded $1.125 million of the cash call. LZ Partners, the other owner of the LLC, has subscribed and funded $3 million of the cash call. As a result, the Company's percentage ownership of the LLC decreased from 50% to 42%. LZ Partners also received warrants for equity in the LLC which, if exercised, could reduce the Company's percentage ownership in the LLC to 32%. LZ Partners may subscribe to the balance of the $4.5 million cash call. If it does, the Company's percentage ownership will be reduced further. The LLC may issue additional cash calls in the future and if the Company does not fully subscribe these cash calls, its percentage of ownership may be reduced further. The Company raised the funds for the cash call from two sources: $750,000 was through a loan from the Partnerships, and; $375,000 was raised by issuing a Series B 13%
Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% and has warrants for 75,000 shares of Heartland Technology Class A Common Stock. The warrants have a seven year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO.


                                  Page-7 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   3. Inventories

   The  components  of  inventories   consist  of  the  following   (amounts  in
   thousands):


                                   September 30,2000     December 31, 1999
                                   -----------------     -----------------
   Raw materials                      $        1,311       $     3,826
   Work-in-process                               118               140
   Finished goods                                127               188
                                   -----------------     ------------------
                                               1,556             4,154
   Less: Allowance for obsolescence              550               918
                                   -----------------     ------------------
   Inventories, net                   $        1,006       $     3,236
                                   =================     ==================

   4. Investment in Partnerships and Related Party Transactions

  The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities, will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses since that date. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (hereafter defined) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest. Heartland produced net income in 2000 sufficient to credit the Class B holder for all excess losses charged in prior periods. Pursuant to a management agreement dated June 27, 1990, between the Company and CMC Heartland, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000, through June 26, 2000. On October 19, 2000 the management agreement was amended to extend its term to June 27, 2005.


                                  Page-8 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed balance sheets as of September 30, 2000 and December 31, 1999 and the summarized income statement for the three and nine month periods ended September 30, 2000 and 1999 for Heartland are as follows (amounts in thousands):


                                                     September 30   December 31,
                                                          2000         1999
                                                       ---------    ----------
                                                      (unaudited)
Assets:
Cash and marketable securities ......................  $  4,125       $  4,412
Receivables, net ....................................       137            373
Other assets ........................................     3,452          1,310
Net properties and investment in joint venture ......    45,447         51,161
                                                        -------        -------
Total assets ........................................  $ 53,161       $ 57,256
                                                        =======        =======

Liabilities:
Accounts  payable,  accrued  expenses  and other
   liabilities ......................................  $ 11,673       $ 16,030
Allowance for claims and liabilities ................     2,866          2,804
Loans payable .......................................    25,229         32,770
                                                        -------        -------
Total liabilities ...................................  $ 39,768       $ 51,604
                                                        =======        =======

Partners' capital:
General partner .....................................  $     39       $   --
Class A partners ....................................     3,802           --
Class B partner .....................................     9,552          5,652
                                                        -------        -------
Total partners' capital .............................    13,393          5,652
                                                        -------        -------

Total liabilities and partners' capital .............  $ 53,161       $ 57,256
                                                        =======        =======


                                  Page-9 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                       For the Three Months     For the Nine Months
                        Ended September 30       Ended September 30
                        2000        1999         2000        1999
                        -------    --------     --------    --------
Revenues:
Property sales .....    $17,463     $ 2,980      $39,957     $ 7,542
Less: cost of
  property sales ...     12,068       2,696       29,046       6,660
                        -------     -------      -------     -------
Gross profit
  on property sales       5,395         284       10,911         882
                        -------     -------      -------     -------
Rental and
  other income .....         59         154          768         667
                        -------     -------      -------     -------

  Total net revenues      5,454         438       11,679       1,549

Expenses:
Selling, general
  and administrative        984       1,647        3,715       4,646
Real estate taxes ..         23          68           68         209
Environmental
  expenses .........         22          48          155         318
                        -------     -------      -------     -------

  Total expense ....      1,029       1,763        3,938       5,173
                        =======     =======      =======     =======

Net income (loss) ..    $ 4,425     $(1,325)     $ 7,741     $(3,624)
                        =======     =======      =======     =======

 5.Lines of Credit

 The Company's lines of credit are as follows:

                                               (Amounts in thousands)
                                       September 30, 2000   December 31, 1999
                                       ------------------   -----------------


     Line of credit  with  Wells  Fargo
     Business  Credit,  Inc.  (formerly
     Norwest  Business  Credit,  Inc.),
     bearing  interest at the base rate
     plus  0.25%  plus  the 3%  default
     rate  (12.75%  at  September   30,
     2000)   (included   in   debt   in
     default)                                  $    855          $  2,572

     Line  of   credit   with   LaSalle
     National Bank bearing  interest at
     the base rate plus 2%  (11.50%  at
     September 30, 2000)                            500               757
                                       -----------------    -----------------

     Total lines of credit                     $  1,355          $  3,329
                                          ===============   ===============



                                  Page-10 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. Long Term Debt

       The Company's debt obligations consist of the following:
                                           (Amounts in thousands)
                                         September 30,  December 31,
                                             2000          1999
                                         -------------  ------------
 Term loan payable to LaSalle National
 Bank in original  principal amount
 of $1,200,000. Interest is at prime
 plus 1.5% (11% at September 30, 2000)
 and is paid monthly. The loan has
 level monthly principal payments
 over three years .......................$    340           $    607

 Term loan payable to LaSalle
 National Bank in original principal
 amount of $900,000. Interest is at
 prime plus 1.0% (10.50% at
 September 30, 2000) and is paid
 monthly.  The loan has level
 monthly principal payments over
 five years .............................      465               585

 Term loan payable to Wells Fargo
 Business Credit in original amount
 of $4,500,000.  Principal payments
 of $35,000 are payable on a weekly
 basis. Interest  is paid  monthly
 and accrues at the base rate plus
 0.25 % plus the 3% default rate
(12.75% at September 30, 2000)
(included in debt in default) ...........    2,695             3,600

 Other notes payable ....................      293               158

 Subordinated notes to related parties
 bearing interest at 13%
 Interest payable quarterly .............    1,725               450

 Subordinated  note to the sellers
 of Solder  bearing 8% interest  payable
 quarterly and having three semiannual
 principal payments of $400,000 plus
 a final payment of $500,000 plus accrued
 interest. The first installment was due
 on October 10, 1999. Interest payments
 are deferred and added to the note
 balance until Solder achieves certain
 financial ratios
 (included in debt in default) ..........    2,018             1,927

 Subordinated note to the seller of
 Zecal Corp. with 8% interest
 beginning on April 29, 1999
 Interest, with principal payments
 of $91,667 are due quarterly
 beginning July 30, 1999 (included
 in debt in default) ....................    1,106             1,028

 Subordinated notes to the seller of
 P.G. Design bearing 8% interest,
 paid quarterly. The notes are
 payable $1,500,000 in September
 2000 and $1,500,000 in May 2002 ........    3,000             3,000
                                            ------            ------

 Total long term debt ...................   11,642            11,355
                                            ------            ------

 Less current portion of long-term
 debt, including debt in default ........    8,094             4,720
                                            ------            ------

 Long term debt, less current portion ...$   3,548          $  6,635
                                            ======            ======


                                  Page-11 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were shareholders of the Company. The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, for a total of 330,000 warrants for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures are secured by the Class B interest in Heartland, which is held by the Company in the wholly owned subsidiary, HTI Class B, LLC. In the event that Heartland enters into a loan agreement with the Company collateralized by the Class B interest, that security interest will be released. By the end of the first quarter 2000, all $2 million subscriptions had been funded.

In January 1999, the Company refinanced the existing debt of PG and Zecal with General Electric Capital Corporation ("GECC") by entering into an agreement with Wells Fargo Business Credit ("WFBC"). The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in 60 monthly installments of $75,000 plus accrued interest. The interest rate on the loans is the lender's base rate plus 0.25% plus the 3% default rate (12.75% at September 30, 2000). At September 30, 2000, the principal amount outstanding under the line of credit was $855,000 and the amount outstanding on the term loan was $2,695,000. The agreement carries an unused line fee of 0.25% per annum, payable monthly, based on the average daily unused amount. A facility fee of .25% per annum is payable on the total facility on the first day of April, July, October and January. The agreement carries certain prepayment penalties and requires the Company to maintain certain financial covenants. On January 8, 1999, the Company was advanced $5,260,000 from the WFBC line of credit and the term loan, the proceeds of which were used to repay all the loans outstanding with GECC. In connection with this refinancing, PG incurred approximately $353,000 of prepayment penalties from GECC. PG was also required to write off approximately $156,000 in loan origination fees that were being amortized over the life of the GECC loans. These amounts were recorded as an extraordinary charge in the first quarter of 1999. As a result of the GECC prepayment penalties, the Company was in default of certain financial covenants at the end of the first quarter of 1999. WFBC entered into a second amendment to the loan agreement and waived those defaults. As a result of the default, WFBC has assessed the default rate of interest beginning May 1, 1999 (the point at which the default commenced) and reduced the allowable inventory borrowing base. Subsequently, PG failed to achieve certain profit levels in the second and third quarters of 1999 and WFBC entered into a third amendment to the loan agreement that reduced the allowable borrowing base and waived the defaults. In January 2000, the Company received notification from WFBC that demanded payment in full, by May 1, 2000 of all obligations due. On April 21, 2000, WFBC entered into a fourth amendment to the loan agreement and an amendment to the default letter that increased the amounts of monthly payments to the term note from $75,000 a month to $25,000 a week, waived the $10,000 monthly accommodation fee, and extended the final date for payment to August 1, 2000. Management has been seeking other sources of credit for PG. On July 28, 2000, WFBC entered into a sixth amendment of the loan agreement that increases the amount of the weekly reduction of the term loan from $25,000 to $35,000 effective August 7, 2000. Also included in the amendment is one-percentage point per week reduction of the receivable accounts borrowing base from its current level of 85%, effective September 8, 2000 and extended the final date for payment to November 30, 2000. The Company is in conversation with the lender and has no reason to believe that the final date for payment won't be extended for a period of time.

Solder has term loans payable to LaSalle National Bank ("LSNB") in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (11% at September 30, 2000). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (10.5% at September 30, 2000). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. The outstanding balances on these loans at September 30, 2000, were $340,000 and $465,000, respectively. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder.

                                  Page-12 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Solder is in violation of certain financial covenants with respect to its long term loans. The bank has not notified the Company that it is in default but may do so.

HTI Z has a note payable to the seller of Zecal's assets in the original principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At September 30, 2000, $1,106,000 was outstanding including accrued interest. Payments due October 30, 1999, January 30, 2000 April 30, 2000 and July 31, 2000 have not been made. The seller has not notified the Company that it is in default, but may do so. Under the Asset Purchase Agreement, dated May 5, 2000, LLC is obligated to reimburse HTI for all future payments due after April 30, 2000 on the note to the seller of Zecal's assets. The reimbursements to be received total $842,000, and are included in Due from affiliate in the accompanying balance sheet.

7. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $2,389,000 and $2,652,000 of product was shipped to Europe in the first nine months of 2000 and 1999, respectively. As of and for the three and nine months ended September 30, 2000 and 1999, certain information relating to the Company's business segments are set forth in the table below:

Selected Financial Data for the three months September 30, 2000:


                                                  (Amounts in thousands)
                                       Sales and         Income        Depreciation
Business segment     Identifiable     other income       (loss)             and          Capital
                        assets                           before        amortization    expenditures
                                                        taxes and         expense
                                                      extraordinary
                                                          item
                    -------------    -------------    -------------    -------------   -------------
Manufacturing ..... $      20,837    $       5,024       $     (472)        $    658      $       24
Real estate .......         8,287              584              584               --              --
Corporate .........           199              319              (66)              --              --
                    -------------    -------------    -------------    -------------   -------------
Total Company ..... $      29,323    $       5,927       $       46         $    658      $       24
                    =============    =============    =============    =============   =============


Selected Financial Data for the nine months ended September 30, 2000:


                                                       (Amounts in thousands)
                                        Sales and        Income        Depreciation
Business segment                      other income       (loss)             and          Capital
                                                         before        amortization    expenditures
                                                        taxes and         expense
                                                      extraordinary
                                                          item
                                     -------------    -------------    -------------   -------------
Manufacturing .....................  $      17,446    $      (4,400)   $       2,121   $         167
Real estate .......................          3,900            3,900           --                --
Corporate .........................            323             (552)          --                --
                                     -------------    -------------    -------------   -------------
Total Company .....................  $      21,669    $      (1,052)   $       2,121   $         167
                                     =============    =============    =============   =============

                                  Page-13 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 Selected Financial Data for 1999



                               For the three months ended September 30, 1999
                               ---------------------------------------------

                                       Sales and         Income        Depreciation
Business segment     Identifiable     other income       (loss)             and          Capital
                        assets                           before        amortization    expenditures
                                                        taxes and         expense
                                                      extraordinary
                                                          item
                    -------------    -------------    -------------    -------------   -------------
Manufacturing ......$      26,069    $       9,336    $      (1,343)   $         826   $         208
Real estate ........        4,387           (1,325)          (1,325)            --              --
Corporate ..........          255             (338)            (147)            --              --
                    -------------    -------------    -------------    -------------   -------------
Total Company ......$      30,711    $       7,673    $      (2,815)   $         826   $         208
                    =============    =============    =============    =============   =============




                                            For the nine months ended September 30, 1999
                                            --------------------------------------------
                                        Sales and        Income        Depreciation
Business segment                      other income       (loss)             and          Capital
                                                         before        amortization    expenditures
                                                        taxes and         expense
                                                      extraordinary
                                                          item
                                     -------------    -------------    -------------   -------------

Manufacturing .....................  $      25,966    $      (3,217)    $      2,263   $         602
Real estate .......................         (3,711)          (3,711)            --              --
Corporate .........................            572             (244)            --              --
                                     -------------    -------------     ------------   -------------
Total Company .....................  $      22,827    $      (7,172)    $      2,263   $         602
                                     =============    =============     ============   =============



 8.  Earnings Per Share

 Net income per share for the third quarter of 2000 was $0.02. The net loss for the comparable period of 1999 was $1.68 per share. Net loss per share for the nine months ended September 30, 2000 was $0.66 compared to $4.63 for the comparable period 1999. Calculations of earnings per common share are based on 1,671,238 shares outstanding. Warrants and options to purchase common stock were outstanding during the first nine months of 2000 but were not included in the computation of diluted earnings per share because the exercise prices of the warrants and options were greater than the average market price of the common shares.


                                  Page-14 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000



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

ELECTRONICS BUSINESS

The Company has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, PG, HTI Z (formerly Zecal Corp.), Solder, and Zecal Technology, LLC. The investment in Zecal Technology, LLC, which is 42% owned and where the Company exercises significant influence over operations, is accounted for using the equity method. The Company also holds general partner interests in partnerships which are engaged in real estate sales, leasing and development.

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


                                  Page-15 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000


 The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

 Customer Base. The majority of the Company's customers are located in the United States; however, their products are shipped internationally. In the first nine months of 2000, NEC accounted for approximately 25% and Hewlett Packard accounted for approximately 16% of the Company's business. The Company believes that it has strong relationships with its major customers which have been established over the years. However, the Company believes it is likely to lose NEC as a customer, and could lose other customers and the loss of one or more of them could have a material adverse effect on the Company's results. The Company does not have any long-term contractual relationships with any of its customers.

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




                                  Page-16 of 27

                          HEARTLAND TECHNOLOGY, INC.
                              SEPTEMBER 30, 2000


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

 Proprietary Rights. The Company has patents for its Z-Strate(R) technology; but does not have patents for its other products. The Company also has some non patented trade secrets and contractual rights to certain designs or processes. The Company has a number of trademarks, which include: Xceed; Xceed Technology; Xceed Technology and Design; Color Fusion, Resolutionary and Z-Strate. Other than the Z-Strate technology, patents and trademarks are of relatively marginal importance to the Company, since original equipment customers typically contract for the manufacture of products designed to their specifications.


                                  Page-17 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000


Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. The Company has a total of approximately 104 employees at its subsidiary companies.

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

Operations. The Company believes that it made progress on a number of fronts in 2000. Sales at Solder were at record levels during the quarter. Additionally, in August, Zecal Technology, LLC entered into a strategic alliance with Amkor Technology, LLC which will enable high-volume production of advanced ceramic circuits and chip scale packages at Amkor's 3.5 million sq. ft. manufacturing facilities. The LLC also hired a Vice President of Sales and Marketing who will lead the development and execution of strategies that will enable the LLC to penetrate rapidly growing new markets for its products, including wireless and broadband communications and chip-scale packaging, among others. In this capacity, he oversees the activities of the Company's sales force and network of independent distributors. The LLC also entered into an agreement with C-COR.net to supply C-COR.net with Zecal's latest ceramic circuit technology. The estimated value of the agreement is $2.3 million annually. Under the agreement, the LLC will design and manufacture circuitry for use in C-COR.net's next generation of broadband networking amplifiers and fiber optic receivers. However, as a result of a decline in orders from our largest customers, NEC and Hewlett Packard as well as the discontinuation of Portal(R), the Company has restructured PG in order to increase its competitiveness. In the first nine months of 2000 it has reduced its staffing by 150 employees and expects an approximate annual saving of $5,375,000 in staffing expenses.


                                  Page-18 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000



 PG added a new customer for its Printer PODs in 2000, and is experiencing increased Printer POD orders from existing customers. PG is seeking additional customers for its PODs. PG has developed, and is pursuing production orders,for a new POD to address the PC industry's introduction of Universal Serial Bus
 (USB) computers and printers.

 Solder's performance continued its rebound in the third quarter. Solder is also adding several promising new processes to its product lines. New offerings at Solder will include automated conformal coating for increasingly miniaturized printed circuit boards; immersion silver plating, a coating approved by such major companies as Intel, Lucent and Hewlett Packard; and an epoxy via plug process. Solder Station will be the only company in North America offering this solution to via hole contamination.

 HTI has devoted a great deal of time and attention to the future of Zecal Corp. and Zecal Technology, LLC (collectively referred to as "Zecal"). The Company continues to believe that Zecal can be profitable by pursuing the emerging market for cellular phones and CATV, as well as its historical markets of power supplies and control devices. There is also a potential market for Z-Strate(R) in applications involving extreme environmental conditions such as down hole electronics for the oil well drilling industry and underhood automotive electronics. Z-Strate(R) retains its superior electrical properties over an extremely high temperature range. Z-Strate(R) is also well suited for leading edge "chip scale" packaging because Z-Strate(R)'s coefficient of expansion is similar to that of the silicon in integrated circuits and the technology supports integration of high quality passive components (resistors, capacitors and inductors) in the semiconductor package. The Company believes, based on the advice of an outside consultant, discussions with potential customers, and its own analysis, that Z-Strate(R) has significant advantages in performance and cost over competitive technologies in a wide variety of RF applications.

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

There is a large market for RF devices. Total cellular phone handset sales for 2000 is expected to be more than 400 million units and about 550 million units for 2001. Zecal is developing modules for use in cellular telephone handsets and base stations. These modules have been prototyped and are currently being qualified by the customers for production. In the event that Zecal receives orders for the cellular phone handset components, it will have to make a significant capital investment to expand capacity.


                                  Page-19 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000



Zecal's production customers include Texas Instruments Power Trends Products, Danfoss, Artesyn Technologies,C-COR.net, a manufacturer of semiconductor processing equipment and a military avionics subcontractor. Prototypes and prototype customers include a semiconductor package for a major telecom manufacturer, several major cell phone manufacturers, a manufacturer of SAW filter devices for cell phones, a manufacturer of cell phone 911 GPS modules, a RF ball grid array for telecommunications application, and a high power amplifier surface mount substrate for cell tower applications.

Real Estate Development

Through its investment in the Partnerships, the Company is engaged in the business of development and sale of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota, North Carolina and Washington. The Company has a 1% general partnership interest in Heartland which the Company holds in its wholly owned subsidiary, HTI Interests, LLC. The interest entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns ( through its wholly owned subsidiary, HTI Class B, LLC) the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (described below) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company (through HTI Interests, LLC) as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.


                                  Page-20 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000


 The Company, by reason of its serving (through HTI Interests, LLC with respect to Heartland) as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer, the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate, certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain leasees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended,(the "1934 Act").

 On June 30, 1993, the Company assumed from Chicago Milwaukee Corporation ("CMC"), its former parent corporation, any obligations for which CMC was or might become liable (the "MLC Assumed Liabilities") arising out of any matters existing on or occurring prior to June 30, 1993 other than (i) the Plan Liabilities, (ii) liabilities directly related to CMC's business of investing and managing its investment securities, (iii) the lawsuit then pending (and since resolved) against CMC relating to its preferred stock, or (iv) any liabilities relating to federal, state, local or foreign income or other tax matters.

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


                                  Page-21 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000


 Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of September 30, 2000, the Partnerships' total consolidated indebtedness was $25,229,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

 RESULTS OF OPERATIONS

 Net sales of electronic assemblies, computer printer products , ceramic circuit boards and printed circuit boards services totaled $5,425,000 in the third quarter of 2000 compared to $8,909,000 in the third quarter 1999. Sales for the first nine months of 2000 were $18,036,000 compared to $25,989,000 for the comparable period in 1999. Sales for the three and nine month periods ended September 30, 2000 decreased from similar periods of 1999 due to lower than expected sales of memory modules offset by an increase in sales at HTI Z and Solder.

 The loss from joint venture of $687,000 from the nine months ended September 30, 2000 reflects the results of Zecal Technology, LLC's net loss on an equity basis from May 6, 2000.

 Net loss for the third quarter of 2000 totaled $5,000 or $0.003 per share compared to a net loss in the third quarter 1999 of $2,812,000 or $1.68 per share. The net loss for the nine month period was $1,141,000, compared to a net loss of $7,742,000 for the comparable period in 1999. The results for the quarter and nine months ended September 30, 2000 are positively affected by the income allocation of $4,235,000 and $584,000 from Heartland for the second and third quarters, respectively. HTI, as general partner and owner of the Class B interest, had been allocated excess losses from Heartland in previous quarters. Heartland, in generating a net income in the second and third quarters, allocated 100% of its net income to HTI's Class B Interest up to the amount of excess losses absorbed, at which time, net income from Heartland was then allocated to all unitholders based on their ownership interest. The third quarter net income results are positively impacted by decreased net losses at both PG and HTI Z (formerly Zecal Corp.) while Solder reported net income for both the three and nine months ended September 30, 2000.


                                  Page-22 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000


 Selling, general and administrative ("SG&A")expenses for the third quarter of 2000 totaled $1,394,000 compared to $2,341,000 for the third quarter of 1999. For the nine month period ended September 30, 2000, SG&A expenses were $4,907,000 compared to $6,787,000 in the similar period of 1999. SG&A expenses for the third quarter and for the nine months ended September 30,2000 decreased in comparison to similar periods in 1999 reflecting a reduction in expenses at both PG and HTI corporate. For the same periods, Solder's SG&A was increased.

 Interest expense for the three months ended September 30, 2000 was $476,000 compared to $474,000 for the same period in 1999. Interest expense for the nine months ended September 30, 2000 was $1,555,000 compared to $1,116,000 a year ago. The increase in interest expense, with a relatively stable interest bearing debt balance for the periods reflects the increase in prime over the last year as well as the additional default interest rates charged by WFBC. Interest expense also includes a $167,000 nine-month amortization of the value of the warrants issued in the fourth quarter 1999 and the first quarter 2000.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company has financed its activities in the first quarter of 2000 through borrowings on its lines of credit.

 Solder has a line of credit with LSNB under which it may borrow up to $1,500,000. Interest is based on a base rate plus 2% (11.5% at September 30, 2000). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at September 30, 2000 was $500,000 and was $757,000 at December 31, 1999. The line of credit matures on April 30, 2001. Solder is in violation of certain financial covenants with respect to its LSNB term loans. The bank has not notified the Company that it is in default, but may do so. The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. In light of those discussions,the Company did not make payments of $400,000 to the seller that were due on October 10, 1999 and on January 10,2000. The seller has not notified the Company that it is in default, but may do so.

 Solder has a subordinated note payable to the former owners in the original principal amount of $1,700,000. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. Installments were due on October 10, 1999 and April 10, 2000.
 Interest is paid quarterly beginning September 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. Deferred interest in the amount of $318,000 has been added to the loan balance and is due no later than October 10, 2001. The Company did not make payments of $400,000 each to the seller that were due on October 20, 1999 and on April 20, 2000. The seller has not notified the Company that it is in default, but may do so.

 HTI has notes payable to the seller of PG in the principal amount of $3,000,000. The notes are payable $1,500,000 in September 2000 and $1,500,000 in May 2002. The notes bear interest at 8% per year, which is paid quarterly. Pursuant to an interim agreement with the seller, the Company did not make the September 2000 payment of $1,500,000 to the seller that was due September 30. The interim agreement with the seller, which is currently in effect until November 27, 2000, provides that during the pendancy of negations to restructure and extend the terms of the notes the Company will not be in default for nonpayment of the note due September 30, 2000.


                                  Page-23 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000


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



                                  Page-24 of 27

                        PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

 The Annual Meeting of Stockholders was held on October 31, 2000.

 At the Annual Meeting Gordon H. Newman and Robert S. Davis were elected to be directors of the Company to hold office until the 2003 Annual Meeting of Stockholders. Votes cast for Mr. Newman were 1,480,456, votes withheld were 3,576 and non-votes were 187,206. Votes cast for Mr. Davis were 1,480,556, votes withheld were 3,476 and non-votes were 187,206. Directors whose terms of office continued after the meeting were Edwin Jacobson, John R. Torell, III and Ezra K. Zilkha.

 The amendment to the Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan was ratified with 1,446,591 votes for, 20,637 votes against, 16,804 abstentions and 187,206 non-votes.

 The appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year 2000 was ratified with 1,481,900 votes for, 546 votes against, 1,586 abstentions and 187,206 non-votes.

 Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

10.1 Form of Series B Warrant dated October 17, 2000 for 75,000 shares with an exercise price of $4.00 per share exercisable on or before October 17, 2007. (filed herewith)

10.2 Form of 13% Subordinated Note dated October 17, 2000 for $375,000, with interest paid quarterly due October 17, 2005. (filed herewith)

10.3 Form of LLC Interest and Warrant Purchase Agreement between the Company, Zecal Technology, LLC, HTI Z Corp. and LZ Partners, LLC dated October 16, 2000. (filed herewith)

10.4 Form of Zecal Technology, LLC Warrant dated October 16, 2000 for $3,000,000 of Preferred Company Interest granted to LZ Partners, LLC exercisable on or before October 15, 2005. (filed herewith)

10.5 Form of Amendment to Management Agreement between the Company and the Partnerships dated October 17, 2000. (filed herewith)

27.1       Financial Data Schedule - (filed herewith)

b)     Reports on Form 8-K
 None

                                  Page-25 of 27

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2000



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      HEARTLAND TECHNOLOGY, INC.
                                            (Registrant)

Date: November 14, 2000               BY:     /s/ Edwin Jacobson
                                 ----------------------------------
                                           Edwin Jacobson
                                President and Chief Executive Officer
                                    (Principal Executive Officer)





Date:  November 14, 2000           BY: /s/ Richard P. Brandstatter
                                 ----------------------------------
                                       Richard P. Brandstatter
                                 Vice-President-Finance, Secretary
                                            and Treasurer
                             (Principal Financial and Accounting Officer)






                                  Page-26 of 27

                          Heartland Technology, Inc.
                              Index to Exhibits


10.1 Form of Series B Warrant dated October 17, 2000 for 75,000 shares with an exercise price of $4.00 per share exercisable on or before October 17, 2007. (filed herewith)

10.2 Form of 13% Subordinated Note dated October 17, 2000 for $375,000, with interest paid quarterly due October 17, 2005. (filed herewith)

10.3 Form of LLC Interest and Warrant Purchase Agreement between the Company, Zecal Technology, LLC, HTI Z Corp and LZ Partners, LLC dated October 16, 2000. (filed herewith)

10.4 Form of Zecal Technology, LLC Warrant dated October 16, 2000 for $3,000,000 of Preferred Company interest granted to LZ Partners, LLC exercisable on or before October 15, 2005. (filed herewith)

10.5 Form of Amendment to Management Agreement between the Company and the Partnerships dated October 17, 2000. (filed herewith)

27.1      Financial Data Schedule - (filed herewith)



                                  Page-27 of 27