Form 10-K
period 2000-12-31
HEARTLAND TECHNOLOGY INC
filed 2001-04-02
CIK 831115

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-11956

                          HEARTLAND TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)
                  Delaware                            36-1487580
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or oganization)

330 North Jefferson Court, Suite 305, Chicago, Illinois          60661
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  312/575-0400

Securities registered pursuant:
  to Section 12(b)of the Act
    Title of each class            Name of each exchange on which registered
       Common Stock                          American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of March 28, 2001, was approximately $754,369. On that date there were 1,671,238 shares outstanding. For purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of the Registrant.

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

Exhibit index appears on Page 46.

Forward-Looking Statements

We caution you that certain  statements  in the  Management's  Discussion  and
Analysis of Financial Condition and Results of Operation section, and elsewhere in this Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of the Company's stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protections of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

                                    PART I

Item 1. Business

Heartland Technology, Inc. (the "Company" or "HTI") has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, P.G. Design Electronics, Inc. ("PG"), HTI Z Corp ("HTI Z") (formerly Zecal Corp.), Zecal Technology, LLC ("Zecal"), Solder Station One ("Solder"), HTI Interests, LLC ("HTII"), and HTI Class B, LLC ("HTI B"). The investment in Zecal, which as of March 31, 2001 is 38% (42% at December 31, 2000) owned, is accounted for using the equity method.

The Company also holds general partner interests in Heartland Partners, L.P. ("Heartland") and CMC Heartland Partners ("CMC Heartland"), collectively (the "Partnerships"), which are engaged in real estate sales, leasing and development. The Company's investment in the Partnerships is also accounted for using the equity method by virtue of its serving as the general partner.

History

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

In 1971, Chicago Milwaukee Corporation ("CMC") was formed as a holding company for the Railroad. In 1977, the Railroad filed for protection under federal bankruptcy laws. In 1985, the Railroad's Plan of Reorganization was confirmed by the federal court and the Railroad was renamed CMC Real Estate Corporation ("CMCRE"). In March 1988, CMC, CMCRE and MLC registered with the Securities and Exchange Commission (the "Commission") as closed-end, non-diversified management investment companies under Section 8(a) of the Investment Company Act of 1940 (the "1940 Act"). CMCRE was liquidated into CMC on November 30, 1989, and MLC became a wholly-owned subsidiary of CMC. In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships - Heartland, a publicly-traded limited partnership of which HTI is the general partner and holds limited partner interests and CMC Heartland, a general partnership in which HTI and Heartland are the general partners and HTI is the managing general partner. In June 1993, MLC was reincorporated in the State of Delaware pursuant to a merger transaction with a wholly-owned subsidiary. On June 30, 1993, CMC distributed MLC's common stock to CMC's stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

In May 1997, MLC and PG Newco Corp. ("PG Newco"), a wholly-owned subsidiary of MLC, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. ("PG Design"), a company engaged in the business of contract design and manufacture of electronic assemblies for computer and computer printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to PG.

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. Effective December 31, 1997, the Commission approved the deregistration of HTI as an investment company.

On April 10, 1998, the Company acquired the stock of Solder, a provider of speciality services to the printed circuit board industry.

On April 29, 1998, PG purchased the assets and assumed certain liabilities of Zecal Corp. which owns patented "Z-Strate"(R)technology for plating fineline copper circuits on a ceramic substrate.

On December 13, 1999, in contemplation of potential future strategic alliances which the Company is pursuing, the Company formed HTII, a Delaware Limited Liability Company, to hold the Company's General Partnership Interest in the Partnerships. The Company holds a 99.9% ownership interest in HTII while HTI Principals, Inc., a Delaware Corporation, wholly owned by the Company's Board of Directors and incorporated on February 16, 2000, holds the remaining .1%. On February 16, 2000, the Company formed HTI B, a Delaware Limited Liability Company, wholly owned by the Company, to hold the Company's Class B Limited Partnership Interest in Heartland (the "Class B Partnership Interest").

On May 5, 2000,  HTI Z and LZ  Partners,  LLC ("LZ"),  a third  party,  funded
Zecal, a newly organized joint venture. HTI Z contributed all assets and certain liabilities of Zecal Corp. with a net book value of $1,003,000 to Zecal in exchange for a 50% interest. LZ Partners contributed $4 million to Zecal. The name of Zecal Corp. was changed to HTI Z Corp. Included in the transaction was a guarantee by Zecal of $1,450,000 of the Wells Fargo Business Credit, formerly Norwest Business Credit ("WFBC") debt secured by Zecal equipment.

On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

On October 20, 2000 the Company received a $4.5 million cash call in connection with its equity ownership of Zecal. The purpose of the cash call was to provide Zecal with funds for operations and capital expenditures. The Company subscribed to and funded $1.125 million of the cash call. LZ, the other owner of Zecal, subscribed and funded $3 million of the cash call. As a result, the Company's percentage ownership of Zecal decreased from 50% to 42%. LZ also received warrants for equity in Zecal which, if exercised, could reduce the Company's percentage ownership in the Zecal to 32%. The Company raised the funds for the cash call from two sources: $750,000 was through a loan from the CMC Heartland and $375,000 was raised by issuing a Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment to WFBC. HTI Z is obligated to pay the $1,450,000 to Zecal. This contribution reduced the Company's percentage ownership of Zecal to approximately 38%. The Company is no longer in managerial control of Zecal. Zecal will issue additional cash calls in the future and the Company is not likely to subscribe to these cash calls. Accordingly, its percentage of ownership will be reduced further.

Electronics Business

The Company is engaged in the electronic contract manufacturing business through its subsidiaries. On a contract basis, PG designs, manufactures and tests electronic assemblies. PG uses surface mount ("SMT") and chip-on-board ("COB") technologies in the manufacture of electronic assemblies. Electronic devices are soldered directly to the circuits on the surface of a printed circuit board. PG's largest customers purchase memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While PG does produce standard memory modules of the type used in typical desktop computers, it specializes in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. PG designs and manufactures, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs").

Solder provides services to the printed circuit board industry which include hot air solder leveling, solder mask, and precious metal plating.

Zecal is in the business of producing electronic circuits on ceramic substrates using its proprietary Z-Strate(R)process. Zecal has introduced refinements to the Z-Strate(R)process to provide cost effective ceramic interconnect solutions for radio frequency ("RF") wireless and broadband telecommunications markets as well as power sensitive electronic systems and components. RF applications include wireless communication products such as cellular phone handsets, cellular phone stations, satellite phones and coaxial and fiber-optic cable television ("CATV") distribution systems. Z-Strate(R) retains its electrical properties in harsh environments, over an extremely high temperature range. Z-Strate(R)is also well suited for leading edge "chip scale" packaging, "flip-chip" applications, small power supplies and other applications that require very high-density wiring (up to 1,600 circuits panel). Zecal also designs and tests Z-Strate(R) circuit boards.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. The majority of the Company's customers are located in the United States, however, their products are shipped internationally. In 2000, NEC accounted for approximately 22% and Hewlett Packard accounted for approximately 18% of the Company's business. In the fourth quarter of 2000, the Company lost NEC as a customer. The Company believes that it has strong relationships with its remaining customers which have been established over the years. However, the Company could lose other customers, the loss of one or more of them could have a material adverse effect on the Company's results. The Company does not have any long-term contractual relationships with any of its customers.

Zecal's marketing operations are supervised by its Vice President of Marketing. PG's and Solder's marketing and sales are performed by senior management and technical personnel of the Company. In addition, the Company uses outside sales representatives.

Strategy. The Company's strategy is to focus on high margin segments of the electronics manufacturing business. The Company does accept lower margin business in certain instances to develop or maintain relationships with companies and to utilize its capacity. While the Company seeks to increase sales to existing customers, it also plans to diversify products, as well as the customers and industries to which it sells. The Company is looking for opportunities for growth by expanding its existing business or other joint venture opportunities. The Company aims to grow its business within its niche of technically advanced design and manufacturing, which it believes is appropriate for its strengths and long-term objectives. The Company has added manufacturing capacity, is adding testing equipment and is working on the design and prototyping of new products. To realize this strategy, the Company may require the allocation of substantial resources, some or all of which may be unavailable to the Company.

The Company invested approximately $490,000 for equipment in 2000. In 1999, approximately $885,000 was invested for equipment, of which $203,000 was acquired under capitalized leases.



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

Proprietary Rights. Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non patented trade secrets relating to Z-Strate(R)and devices manufactured with Z-Strate(R)as well. The Z-Strate(R) patents are licensed to another company; Zecal does not receive any payments from this license. PG has some non patented trade secrets and contractual rights to certain designs or processes. PG has a number of trademarks, which include: Xceed; Xceed Technology; Xceed Technology and Design; Color Fusion, Resolutionary, and Zecal has Z-Strate(R). Other than the Z-Strate technology, patents and trademarks are of relatively marginal importance to the Company, since original equipment customers typically contract for the manufacture of products designed to their specifications.

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. PG and Solder have a total of approximately 93 employees.

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

Cyclical Demand. The Company does not believe that its business is subject to seasonal variations, but it may be subject to cyclical demand associated with orders received. The Company is largely dependent on its ability to deliver short runs and quick turnarounds, requiring the maintenance of sufficient inventory to meet these demands. The Company does receive monthly forecasts from its major customers of anticipated needs for long lead components, which would enable it to maintain continuous allotments and shipments of goods from suppliers as required.

Backlog. The Company has not historically tracked backlog orders because orders are often received with short lead times and all orders are subject to cancellation or postponement.

Operations. The Company believes that it made progress on a number of fronts in 2000. Sales at Solder were at record levels during the year. Solder is also adding several promising new processes to its product lines. Planned new offerings at Solder include automated conformal coating for increasingly miniaturized printed circuit boards; immersion silver plating, a coating approved by such major companies as Intel, Lucent and Hewlett Packard; and an epoxy via plug process. Solder will be the only company in North America offering this solution to via hole contamination.

PG was successful in adding contract manufacturing customers outside of the computer and computer printer industries. PG will continue to focus on expanding this area of its business in 2001. PG added a new customer for its Printer PODs in 2000, and is seeking additional customers for its PODs. PG developed a new POD to address the PC industry's introduction of Universal Serial Bus (USB) computers and printers. However, as a result of a decline in orders from our largest customers, NEC and Hewlett Packard, as well as the discontinuation of Portal(R), the Company has restructured PG in order to increase its competitiveness. In 2000 it has reduced its staffing by approximately 150 employees and expects an approximate annual savings of $5,375,000 in staffing expenses.

In 2000, Zecal entered into a strategic alliance with Amkor Technology, LLC ("Amkor") which will enable high-volume production of advanced ceramic circuits and chip scale packages at Amkor's 3.5 million sq. ft. manufacturing facilities. Zecal also entered into an agreement with C-COR.net to supply C-COR.net with Zecal's latest ceramic circuit technology. Under the agreement, Zecal will design and manufacture circuitry for use in C-COR.net's next generation of broadband networking amplifiers and fiber optic receivers. Prototype orders were also made for some major telecommunications companies. Zecal's production customers include Texas Instruments Power Trends Products, Artesyn Technologies, C-COR.net and a manufacturer of semiconductor processing equipment. Prototypes and prototype customers include a semiconductor package for a major telecom manufacturer, a RF ball grid array for telecommunications applications, a manufacturer of CATV set top units, and a high power amplifier surface mount substrate for cell tower applications for use in CDMA systems, and a high-speed optical Ethernet switch manufacturer.

Realization of these prospects is likely to require significant financing. The Company may or may not be able to obtain the needed financing.

Current Financing

The Company has lines of credit with LaSalle National Bank ("LSNB") and Wells Fargo Business Credit. It is in violation of loan covenants on these lines of credit. The LSNB line of credit matures on April 30, 2001. In January 2000, the Company received notification from WFBC that demanded payment in full by May 1, 2000, of all obligations due WFBC. On April 21, 2000, WFBC entered into a fourth amendment to the loan agreement and an amendment to the default letter which extended the final date for payment to August 1, 2000. On July 28, 2000, WFBC entered into a sixth amendment of the loan agreement that extended the final date for payment to November 30, 2000. On November 30, 2000, WFBC extended the final date for payment of all obligations due WFBC to March 31, 2001. On March 29, 2001, WFBC extended the final date for payment of all obligations due WFBC to June 5, 2001 which at December 31, 2000 was approximately $2,401,000. The Company is in conversation with the lender and has no reason to believe that the final day for payment won't be extended for an additional period of time.

On October 20, 2000, the Company issued a $375,000 Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven-year life. The exercise price is the closing price of the stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland payable on demand and secured by a senior collateral interest in the Class B Partnership Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, HTI renegotiated a new line of credit for $6,000,000 payable on demand. The outstanding balance on this line of credit at December 31, 2000 was
$4,580,000 and is represented on the Balance Sheet as a Payable to Affiliate. As an incentive for the renegotiations on February 16, 2001, HTI granted a Series C Warrant to Heartland to purchase 320,000 shares of HTI Common Stock. The warrants have a five-year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $1.05. On March 30, 2001, Zecal paid its guaranteed portion of the WFBC debt of $1,450,000 and HTI Z is obligated to pay Zecal the amount paid. At March 30, 2001, the total amount owed to WFBC is approximately $335,000.

Real Estate Development

Through its investment in the Partnerships, the Company is engaged in the business of development and sale of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota, North Carolina and Washington. The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns the Class B Partnership Interest in Heartland. In general, the Class B Partnership Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (described below) are specially allocated 99% to the holder of the Class B Partnership Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Partnership Interest equals the aggregate capital contribution with respect to the Class B Partnership Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Partnership Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Partnership Interest. Additionally, pursuant to a management agreement between the Company and CMC Heartland, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000, through June 27, 2005.

The Company, by reason of its serving as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer, the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMCRE, certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain leasees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended.

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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of December 31, 2000, the Partnerships' total consolidated indebtedness was $14,675,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

Item 2.  Properties

HTI's corporate headquarters is at 330 North Jefferson Court, Suite 305, Chicago, Illinois. It shares approximately 4,000 square feet of office space with CMC Heartland at Kinzie Station. HTI contributes to CMC Heartland its pro rata share of operating expenses.

PG's corporate and manufacturing headquarters are located at 48700 Structural Drive, Chesterfield, Michigan. The building, which operates both as an office and a plant, has approximately 32,000 square feet of floor space. This facility was leased at a monthly rate of about $16,000 for a ten year term ending January 31, 2004, with an option to purchase the building and property at the end of the term.

Solder's corporate and manufacturing headquarters are located at 2221, 2231 and 2301 West Cape Cod Way, Santa Ana, California. The buildings on this site occupy approximately 21,200 square feet. These facilities were leased for a monthly rate of approximately $25,000 in 2000. The lease on the 2221 and 2231 buildings expires January 1, 2002. The Company has options to acquire the buildings at the end of the lease term. The lease on the 2301 building is month-to-month.

Item 3. Legal Proceedings

In January 2001, PG, HTI, HTI Z and Zecal were sued by Reptron Electronics, Inc. ("Reptron") in a two-count complaint filed in the United States District Court for the Eastern District of Michigan. In count one, Reptron complains of the non-payment by PG for certain electronics parts shipped to PG by Reptron. Reptron asserts that PG owes a balance of $691,000 plus interest. Reptron also complains of alleged fraudulent conveyances involving advances made by PG to its subsidiary Zecal Corp. which advances were allegedly funded with money owed to Reptron. In count two, Reptron complains of transactions involving the other defendants pursuant to which it alleges that PG transferred its interest in Zecal Technology, LLC to HTI for less than reasonable equivalent value at a time when PG was insolvent and when HTI allegedly knew it to be insolvent. Reptron asserts that those transactions caused PG's inability to pay Reptron and were undertaken with intent to defraud Reptron. Reptron seeks judgement against PG, HTI and Zecal Corp. for $691,000 plus an order voiding the transfer of PG's interest in Zecal Technology, LLC to HTI and voiding the sale of the assets of Zecal Corp. to Zecal Technology, LLC. Zecal Technology, LLC has demanded indemnification from HTI pursuant to the terms of its Asset Purchase Agreement relating to the purchase of Zecal Corp. assets. PG and HTI have not yet filed an answer or other response to the complaint, but PG does not dispute that it owes Reptron the amounts set forth in count one of the complaint and the amount is accrued for as of December, 31, 2000. Aside from that point, PG and HTI intended to vigorously defend against Reptron's claims. It is premature to assess the likelihood or potential magnitude of an unfavorable outcome.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 31, 2000.

At the Annual Meeting Gordon H. Newman and Robert S. Davis were elected as directors of the Company to hold office until the 2003 Annual Meeting of Stockholders. Votes cast for Mr. Newman were 1,480,465, votes withheld were 3,576 and non-votes were 187,206. Votes cast for Mr. Davis were 1,480,556, votes withheld were 3,476 and non-votes were 187,206. Directors whose terms of office continued after the meeting were Edwin Jacobson, John R. Torell, III and Ezra K. Zilkha.

The  amendment  to the  Milwaukee  Land  Company  1997  Incentive  and Capital
Accumulation Plan was ratified with 1,446,591 votes for, 20,637 votes against, 16,804 abstentions and 187,206 non-votes.

The appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year 2000 was ratified with 1,481,900 votes for, 546 votes against, 1,586 abstentions and 187,206 non-votes

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the American Stock Exchange under the symbol "HTI" . The high and low sales prices for each quarterly period of 2000 and 1999 are shown below.

 .


2000

                      High              Low

First quarter         4 9/16            3
Second Quarter        3 5/8             7/8
Third Quarter         7 5/16            15/16
Fourth Quarter        4                 7/8


1999

                      High              Low

First quarter         5 5/8             3 7/8
Second Quarter        6 1/2             4 1/4
Third Quarter         6                 4 3/4
Fourth Quarter        4 3/4             2 1/4

No  dividends  have  been  paid on the  Company's  common  stock.  See  Item 7
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 in Item 8 "Financial Statements and Supplementary Data" to the notes to consolidated financial statements for restrictions on payments and retained earnings. As of March 20, 2001, there were 540 holders of record of the Company's common stock.

Recent sales of Unregistered Securities

In 1999 and 2000, the Company issued a total of $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers of the issue were shareholders of the Company. The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, for a total of 330,000 warrants for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures were initially secured by the Class B Partnership Interest in Heartland, which is held by the Company in the wholly owned subsidiary, HTI B, but that security interest was subsequently released. On October 20, 2000, the Company issued a $375,000 Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven-year life. The exercise price is the closing price of the stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO. These securities were offered and sold pursuant to
Section 4(2) of the Securities Act of 1933. No underwriting discounts or commissions were paid in connection with the issuance of these securities.


Item 6. Selected Financial Data.

The selected financial data set forth below has been derived from our audited consolidated financial statements and the notes thereto. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

Calendar year 1998 includes results of Solder from April 10, 1998, and Zecal Corp. from April 29, 1998.

              (Amounts in Thousands Except for Per Share Amount)


                                        Years ended December 31,

                             2000           1999           1998           1997
                         ------------   ------------   ------------   ------------
Net sales                $     22,619   $     35,158   $     27,668   $     15,093
Net income (loss)              (4,335)       (10,113)        (2,137)         1,975
Net income  (loss) per
common   share  (1,671
shares    issued   and
outstanding)                    (2.60)         (6.05)         (1.28)           1.18
Total assets                   26,544         30,711         37,363         20,179
Long-term
obligations,
including current
maturities                     10,960         11,355         10,429          6,756

Stockholders' equity            4,221          7,309         17,422         19,559


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company has financed its activities in 2000 through borrowings on its lines of credit. In January 2000, we received notification from WFBC that demanded payment in full by May 1, 2000 of all obligations due WFBC. On April 21, 2000, WFBC entered into a fourth amendment to the loan agreement and an amendment to the default letter which extended the final date for payment to August 1, 2000. On July 28, 2000, WFBC entered into a sixth amendment of the loan agreement that extended the final date for payment to November 30, 2000. On November 30, 2000, WFBC extended the final date for payment of all obligations due WFBC to March 31, 2001 which at December 31, 2000 was approximately $2,401,000. In March 2001, WFBC extended the final date for payment of all obligations due WFBC to June 5, 2001. On March 30, 2001, Zecal paid its guaranteed portion of the WFBC debt of $1,450,000. At March 30, 2001, the total amount owed to WFBC is approximately $335,000.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland which is payable on demand and secured by a Senior Collateral Interest in the Class B Partnership Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, HTI renegotiated a new line of credit for $6,000,000 which is payable on demand. The outstanding balance of this line of credit at December 31, 2000 was $4,580,000 and is represented on the balance sheet as a Payable to affiliate. As an incentive for the renegotiations, on February 16, 2001, HTI granted a Series C Warrant to Heartland to purchase 320,000 shares of HTI Common Stock. The warrants have a five-year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $1.05.

During 2000, Zecal had a net loss of $3,490,000, of which $1,602,000 is the Company's share. The Company expects that Zecal will continue to lose money, and the Company will be subject to additional cash calls. If the Company does not fund the call, and the other member of Zecal does fund the call, the Company's ownership percentage will be reduced. During 2000, PG had a net loss of $5,314,000. The Company expects that PG will continue to lose money for a period of time and the Company will have to obtain additional financing to support its operations in the interim.

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

As of December 31, 2000, $661,000 was borrowed under the Company's lines of credit with its lenders. Additional borrowings of $1,000,000 were available under the lines of credit at December 31, 2000.

Solder  has a line of  credit  with  LSNB  under  which  it may  borrow  up to
$1,500,000. Interest is based on a base rate (8.5% at December 31, 2000). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 2000 were $500,000. The line of credit matures on April 30, 2001. Solder is in violation of certain financial covenants with respect to its LSNB term loans for which it has not received a waiver.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. The loans have level monthly principal payments. Interest is paid monthly. The $1,200,000 loan is for a three year term and bears interest at the prime rate plus 1.5% (11.0% at December 31, 2000). The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (10.5% at December 31, 2000). LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. The outstanding balances on these loans at December 31, 2000, were $240,000 and $420,000, respectively. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has not received a waiver.

Solder has a subordinated note payable to the former owners in the original principal amount of $1,700,000. The note bears 8% interest. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, payments are not allowed until the credit facility to LSNB is in compliance. The Company was in compliance after the fourth-quarter of 1998 and accordingly paid interest on the note for the first quarter 1999. The Company was out of compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future payments. Deferred interest in the amount of $359,000 has been added to the loan balance and is due no later than October 10, 2001. The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. The Company did not make payments of $400,000 to the seller that were due on October 10, 1999, April 10, 2000, and on October 10, 2000. On February 2, 2001 the seller notified the Company that it is in default. Management does not agree with the seller that the notes are in default, because the LSNB loan covenants prohibit payments on the note.

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the original principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At December 31, 2000, $1,128,000 was outstanding. The payment due July 31, 1999 has been paid. No other payments have been made. The seller has not notified the Company that it is in default, but may do so.

In January 1999, the Company refinanced its existing debt of PG and Zecal Corp. with General Electric Capital Corporation ("GECC") by entering into an agreement with WFBC. The agreement, effective December 31, 1998, provides for a line of credit with a maximum available amount of $10,500,000, and a term loan of $4,500,000. The term loan is payable in weekly installments of $35,000 plus accrued interest. The interest rate on the loans at December 31, 2000 is the lender's base rate plus 0.25% plus the 3% default rate (12.75% at December 31, 2000). At December 31, 2000, the principal amount outstanding on the line of credit was $161,000, and the amount outstanding on the term loan was $2,240,000. Origination fees of $136,000 were paid in connection with this transaction. The agreement carries an unused line fee of 0.25% per annum, payable monthly, based on the average daily unused amount.

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

In April 1997, in connection with the purchase of PG Design, MLC issued notes payable in the principal amount of $3,000,000 to the seller of PG Design.
The notes bear interest at 8% per year, payable quarterly. On December 18, 2000, HTI, with the agreement of the seller, canceled the original notes and issued new notes as a substitute for the original note. The new notes are secured by the Class B Partnership Interest held by HTI B. This security interest is subordinate to the security interest of Heartland and CMC Heartland in the Class B Partnership Interest. The new notes are in the form of five separate notes with the first note of $800,000 due December 31, 2000, and the remaining four notes of $550,000 each due December 31, 2001, 2002, 2003 and 2004. The notes bear interest at 8% per year, which is paid quarterly on the last day of each quarter. The note due December 31, 2000 was paid on February 23, 2001.

On October 20, 2000, the Company issued a $375,000 Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven-year life. The exercise price is the closing price of the stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO.

On December 23, 1999 the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, chairman, and Edwin Jacobson, chief executive officer, as well as other individuals.

The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, or an aggregate of 330,000 common shares for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures were initially secured by the Class B Partnership Interest, but that security interest was subsequently released.

At December 31, 2000, the principal amount outstanding under the subordinated debentures was $2,375,000.

The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from cash flow expected to be derived from operations and financing presently in place as well as additional financing that management is seeking. The Company will require additional financing for its operations and for the development of new facilities required for additional business. Management expects that it will be able to procure additional financing. However, there is no assurance that it will  be  able to  acquire  financing  as,  and  when  needed  and the failure to obtain appropriate financing will have material adverse consequences on the Company.

The Company requires additional funding in order to develop new products and to realize existing opportunities. If the Company is unable to obtain such financing on favorable terms, or not at all, it may have a material adverse effect on the Company's results of operations and future prospects.

Results of Operations

Net sales in 2000 and 1999 totaled $22,619,000 and $35,158,000 respectively. In 1998, sales totaled $27,668,000 and include the revenues of Solder from April 10, 1998, its date of acquisition, and Zecal Corp. from April 30, 1998, its date of acquisition.

The loss from joint venture of $1,602,000 for 2000 reflects Zecal's net loss on an equity basis from May 6, 2000.

The net loss for 2000 totaled ($4,335,000) or ($2.60) per share compared to a net loss for 1999 totaling ($10,113,000) or ($6.05) per share. The net loss for 1998 was ($2,137,000) or ($1.28) per share. For 1999, $3,754,000 of the loss is due to the non-cash allocation of Heartland's losses. Heartland's losses are allocated to the owners' capital accounts until the accounts have a zero balance. Losses are then allocated to the remaining partners with positive balances. HTI, as general partner and owner of the Class B Partnership Interest, was the only partner whose capital account in 1999 was positive, and therefore, was allocated 100% of Heartland's losses for 1999. The results of 2000 are positively affected by the income allocation of $3,987,000 from Heartland. Heartland, in generating net income, allocated 100% of that net income to HTI's Class B Partnership Interest up to the amount of excess losses, at which time net income from Heartland was then allocated to all unit holders based on their ownership interest. The net income was positively affected by Solder having net income for the year, and that HTI Z's loss in 2000 was less than the 1999 loss recognized by Zecal Corp. income was negatively impacted by an increase in losses at PG.

Selling, general and administrative expenses for 2000 totaled $5,937,000 compared to $9,622,000 for 1999 and $8,124,000 for 1998. Included in 2000
and 1999 are full years of operations for PG and Solder. Zecal is included in 2000 for four months of operations on a consolidated basis, five months of operations as a 50% joint venture and three months of operations as a 42% joint venture.

Amortization expense for 2000 and 1999 was $746,000 and $760,000, respectively and included a full year's amortization for both PG and Solder. Based on the Company's valuation of an impaired asset per Accounting Principles Board Opinion No. 17 a $2,026,000 write down of PG's goodwill was recorded in 2000. Amortization expense for 1998 was $885,000, and included $265,000 resulting from the reduction in the estimate of the expected life of the goodwill from 40 to 20 years. Amortization for 1998 also included Solder for eight months, which resulted in additional amortization of goodwill of $143,000. Additionally, 1998 also included the deferred compensation amortization resulting from the elimination of a deferred compensation arrangement relating to an acquisition.

Accounts receivable and inventory levels decreased by $807,000 and $2,476,000 from levels at December 31, 1999, respectively. Accounts receivable increased at Solder by $799,000 while decreasing at PG by $1,363,000. Inventory at PG decreased $2,446,000, while it increased at Solder by $24,000 at December 31, 2000 from December 31, 1999 levels. Zecal was formed by the contribution of all of the assets and some of the liabilities of Zecal Corp. Since Zecal is reported on an equity basis, its assets and liabilities are not included in the consolidated 2000 balance sheet.

Other income in 1999 decreased by $3,577,000 to a negative $3,074,000, primarily due to the non-cash excess loss allocation of $3,701,000 from the investment in Partnerships. Other income increased by $6,243,000 in 2000 to a positive $3,169,000 which was primarily caused by the recovery of the excess Heartland loss allocation from 1999. As a component of other income, miscellaneous income increased in 2000 by $104,000 primarily at PG, and also increased in 1999 by $166,000 that was caused by the recovery of $248,000 of costs related to CMC shareholder distributions.

Electronics Business

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing. The cash outflows used in the recent activities, require that borrowings be available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in operations and results continue, or if the Company is unable to adapt the business to meet industry needs, the Company will continue to rely on lines of credit for its operating cash needs, or for any acquisitions. If the lines of credit are insufficient to meet operating cash requirements, or if the ability to borrow under the lines of credit becomes restricted in any way, the Company will be unable to meet day to day cash needs for the business. The inability to meet day to day cash requirements for the business will adversely affect the Company's business or financial results.

Losses. The 2000 results are principally attributable to the following factors: 1) a decline in orders from PG's largest customers and 2) continuing operating losses of Zecal. As a result of these factors, the Company incurred a $4,335,000 loss after taxes for 2000.

Dependence on Customers. A large percentage (approximately 40%) of sales comes from two customers. The Company does not have long term contracts with any of these large customers. Efforts are being made to diversify the product lines and to reduce customer concentration through the addition of new customers and acquisitions. However, sales to a few large customers will continue to account for a significant percentage of revenues. The Company has lost NEC as a customer, and could lose other customers and the loss of one or more of them could have a material adverse effect on the Company's results. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

Acquisition Integration. The Company's electronics business operations consist of PG, Solder and Zecal. The Company acquired all of these businesses within the past three years. The businesses acquired have different cultures, procedures and organizational structures. The Company expects future acquisitions to have the same kinds of differences. The
Company may have difficulties managing growth if it integrates new operations, adds customers and expands. Failure to manage growth, or to control expenses related to growth, may materially affect the business and financial results.

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. Throughout 1999, the Company was unable to meet minimum ratios and other financial covenants required under existing credit agreements. As a result, the Company sought and received a waiver from LSNB for such covenants. In November 2000, we received notification from WFBC demanding payment in full by March 31, 2001 of all obligations due. Management has been seeking financing sources for PG. The high level of debt, or the restrictions imposed by the debt, may adversely effect financial results or the Company's ability to operate its business, including making future acquisitions. Any future acquisition is expected to require additional financing. The Company may not be able to find additional financing sufficient to make any or all of the desired acquisitions. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely effect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may continue to fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for future non-compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely affect the business and financial results.

Dependence on Key Employees and Management. The Company has realigned its management structure so that it does not rely significantly on any one individual. However, the loss of key employees may adversely affect the short term business or financial results.

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

Proprietary Rights. Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non patented trade secrets relating to Z-Strate(R)and devices manufactured with Z-Strate(R)as well. The Z-Strate(R) patents are licensed to another company; Zecal does not receive any payments from this license.

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

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at December 31, 2000 were $14,675,000. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material effect on our financial results.

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

Item 7 A: Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $2,900,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $29,000 based on the outstanding indebtedness as of December 31, 2000.

The Company has approximately $6,187,000 of long term debt at a fixed rate of 8% and $2,375,000 of long term debt at a fixed rate of 13%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Heartland Technology, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Technology, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Technology, Inc. as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Heartland Technology, Inc will continue as a going concern. As more fully described in Note 3, Heartland Technology, Inc. has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2001. These conditions raise substantial doubt about Heartland Technology, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                ERNST & YOUNG LLP

Chicago, Illinois
March 21, 2001, except for
Note 9, for which the date is
March 30, 2001

                          Heartland Technology, Inc.
                          Consolidated Balance Sheets

               (Amounts in thousands, except per share amounts)
- --------------------------------------------------------------------------------

                                                            December 31,

                                                          2000          1999
                                                       -----------   -----------
Current assets:
   Cash and cash equivalents                           $       346   $       105
   Accounts receivable,  net reserves of $77 in 2000
   and $250 in 1999                                          2,836         3,643
   Due from affiliate                                          842            --
   Inventories, net                                            760         3,236
   Prepaid expenses                                            335           335
                                                       -----------   -----------
       Total current assets                                  5,119         7,319

Property and equipment:
   Machinery and equipment                                   8,261        10,339
   Furniture and fixtures                                      509           593
   Leasehold improvements                                      458           887
                                                       -----------   -----------
                                                             9,228        11,819
Less accumulated depreciation                                5,728         4,506
                                                       -----------   -----------
                                                             3,500         7,313
                                                       -----------   -----------
Other assets:
   Goodwill,  net  of  accumulated  amortization  of
   $4,126 in 2000 and $1,422 in 1999                         8,724        11,429
   Deferred debt issuance  costs net of  accumulated
   amortization of $150 in 2000 and $82 in 1999                126           118
   Other                                                       175           145
   Investment in joint venture                                 526            --
   Investment in partnerships                                8,374         4,387
                                                       -----------   -----------
       Total assets                                    $    26,544   $    30,711
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                      $        --   $       757
   Debt in default                                           6,748         6,172
   Accounts payable, trade                                   2,724         4,321
   Accrued expenses and other liabilities                    1,996         1,693
   Current portion of long-term debt                         1,938         3,867
   Current portion of capital lease obligations                 74           108
   Allowance for claims and liabilities                      1,281         1,281
   Payable to affiliates                                     4,580         1,093
                                                       -----------   -----------
       Total current liabilities                            19,341        19,292
                                                       -----------   -----------

Long-term debt, less current portion                         2,935         3,888
Capital lease obligation, less current portion                  47           222

Stockholders' equity:
   Common   stock,   $.30  par  value   per   share,
   authorized 10,000,000 shares,
   1,671,238 shares issued and outstanding                     501           501
   Additional paid-in capital                               12,020        10,773
   Accumulated deficit                                      (8,300)      (3,965)
                                                       -----------   -----------
       Total stockholders' equity                            4,221         7,309
                                                       -----------   -----------
       Total liabilities and stockholders' equity      $    26,544   $    30,711
                                                       ===========   ===========

See accompanying notes.

                          Heartland Technology, Inc.
                    Consolidated Statements of Operations

               (Amounts in thousands, except per share amounts)



                                                Years ended December 31,

                                              2000         1999         1998
                                           ----------   ----------   ----------
Net sales                                  $   22,619   $   35,158   $   27,668
Cost of sales                                  19,118       29,875       20,861
                                           ----------   ----------   ----------
Gross margin                                    3,501        5,283        6,807

Other income (loss):

  Management fee from affiliate                   425          425          425
  Income  (loss)  from   investment  in
  partnerships                                  3,987       (3,754)        (11)
  Equity in loss from joint venture            (1,602)          --           --
  Miscellaneous, net                              359          255           89
                                           ----------   ----------   ----------
  Total other income (loss)                     3,169       (3,074)         503

Other expenses:
  Selling, general and administrative           5,937        9,622        8,124
  Interest expense                              2,363        1,589        1,018
  Special compensation amortization                --           --          188
  Write down of goodwill                        2,026           --           --
  Amortization expense                            745          760          697
                                           ----------   ----------   ----------
    Total other expenses                       11,071       11,971       10,027
                                           ----------   ----------   ----------

Loss    before    income    taxes   and
extraordinary item                             (4,401)      (9,762)      (2,717)
Income tax expense (benefit)                      (66)        (158)        (580)
                                           ----------   ----------   ----------

Net loss before extraordinary item             (4,335)      (9,604)      (2,137)

Extraordinary loss on debt refinancing             --         (509)          --
                                           ----------   ----------   ----------
Net loss                                   $   (4,335)  $  (10,113)  $   (2,137)
                                           ==========   ==========   ==========
Basic  and   diluted   loss  per  share
before extraordinary item                  $    (2.60)  $    (5.75)  $    (1.28)
                                           ----------   ----------   ----------
Extraordinary item debt refinancing                --        (0.30)          --
                                           ----------   ----------   ----------
Basic and diluted loss per share           $    (2.60)  $    (6.05)  $    (1,28)
                                           ==========   ==========   ==========
Weighted   average   number  of  common
shares outstanding                              1,671        1,671        1,671
                                           ==========   ==========   ==========

See accompanying notes.

                          Heartland Technology, Inc.
               Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999 and 1998
                            (Amounts in thousands)


                                                            (Accumulated
                                                Additional    Deficit)      Total
                                     Common      Paid-in      Retained   Stockholders'
                                     Stock       Capital      Earnings      Equity
                                   ----------   ----------   ----------   ----------
Balance at January 1, 1998 ........$      501   $   10,773   $    8,285   $   19,559

Net loss ..........................                              (2,137)      (2,137)
                                   ----------   ----------   ----------   ----------
Balance at December 31, 1998 ......       501       10,773        6,148       17,422

Net loss ..........................                             (10,113)     (10,113)
                                   ----------   ----------   ----------   ----------
Balance at December 31, 1999 ......       501       10,773       (3,965)       7,309

Value of warrants issued ..........                  1,247                     1,247

Net loss ..........................                              (4,335)      (4,335)
                                   ----------   ----------   ----------   ----------
Balance at December 31, 2000 ......$      501   $   12,020   $   (8,300)  $    4,221
                                   ==========   ==========   ==========   ==========


See accompanying notes.

                            Heartland Technology, Inc.
                       Consolidated Statement of Cash Flows

                              (Amounts in thousands)

                                                Years ended December 31,

                                              2000         1999         1998
                                           ----------   ----------   ----------
Net loss                                   $   (4,335)  $  (10,113)  $   (2,137)
Adjustments  to  reconcile  net loss to
net  cash   provided   by   (used   in)
operations:
Activities:
  Depreciation                                  2,051        2,417        1,643
  Amortization                                    746          760          885
  Non-cash interest expense                       527           --           --
  Write off of goodwill                         2,026           --           --
  Special compensation amortization                --           --          188
  Equity   in   loss    (income)   from
  investments in Partnerships                  (3,987)       3,754           11
  Equity in loss from joint venture             1,602           --           --
  Bad debt expense                                 (4)          96           85
  Deferred income taxes                            --           --          262
  Reserve   (reversal)   for  inventory
  obsolescence                                     (4)         (184)         453
  Realized loss on sale of equipment               42           23           --
  Change  in   operating   assets   and
  liabilities:
    Accounts receivable                           491         (365)         438
    Inventories, net                            2,172           53       (1,684)
    Prepaid expenses and other assets             (36)         811         (806)
    Accounts    payable   and   accrued
    expenses                                     (223)       1,784          552
                                           ----------   ----------   ----------
  Net cash provided by (used in)
  operating activities                          1,068         (964)        (110)

Investing actives:
Purchases of property and equipment              (488)        (682)      (1,397)
Proceeds  from  sale  of  property  and
equipment                                         166          126           --
Investment in joint venture                    (1,133)          --           --
Acquisitions  of  businesses,   net  of
cash acquired                                      --           --       (6,049)
                                           ----------   ----------   ----------
  Net cash used in investing activities        (1,455)        (556)      (7,446)

Financing activities:
Net  borrowings  (payments)  under line
of credit                                      (2,668)        (274)       3,456
Proceeds  from  issuance  of  long-term
debt                                            2,118        4,960        2,387
Payments on capital leases                       (209)        (126)         237
Principal payments on long-term debt           (2,025)      (3,781)      (2,165)
Increase in due to affiliates                   3,487          695          398
Increase in due from affiliate                     --          286          164
Debt issuance costs                               (75)        (135)        (153)
                                           ----------   ----------   ----------
  Net  cash  provided  by  (used  in  )
financing activities                              628        1,625        4,324
                                           ----------   ----------   ----------
Increase  (decrease)  in cash  and cash
equivalents                                       241          105       (3,232)
Cash and cash  equivalents at beginning
of year                                           105           --        3,232
                                           ----------   ----------   ----------
Cash  and  cash  equivalents  at end of
year                                       $      346   $      105   $       --
                                           ==========   ==========   ==========
Supplemental cash flow information:
  Cash paid for interest                   $    1,672   $    1,533   $      889
                                           ==========   ==========   ==========
  Cash  paid  (refunds   received)  for
  income taxes, net                        $      (10)  $     (922)  $      (34)
                                           ==========   ==========   ==========


See accompanying notes

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


    1.   Basis of Presentation

   The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries ("HTI" or the "Company"), P.G. Design Electronics, Inc. ("PG"), Solder Station One, Inc. ("Solder"), HTI Z Corp.("HTI Z") (formerly Zecal Corp.), HTI Interests, LLC ("HTII"), HTI Class B, LLC ("HTIB"), and Zecal Technology, LLC ("Zecal"). The investment in Zecal, which is 42% owned, is accounted for using the equity method. All significant intercompany
   transactions   and  accounts  have  been eliminated.

   On December 13, 1999, the Company formed HTI Interests, LLC. The Company holds a 99.9% ownership interest in HTII while HTI Principal's, Inc. (a third party) holds the remaining .1%. The Company's general partner interest in Heartland Partners, L.P. ("Heartland") is held in HTII. On February 16, 2000, the Company also formed HTI Class B, LLC, a Delaware Limited Liability Company, wholly owned by the Company to hold the Company's Class B Interest in Heartland.

    2.   Nature of Business

   The Company is engaged in the electronic contract manufacturing business through its subsidiaries. On a contract basis, PG designs, manufactures and tests electronic assemblies. Solder provides services to the printed circuit board industry. Zecal is in the business of producing electronic circuits on ceramic substrates using its proprietary Z-Strate(R) process. While the customer base is diverse, the primary customers are OEMs in the computer and computer printer industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

    Through its partnership interests in Heartland and CMC Heartland Partners ("CMC Heartland"), the Company is also engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota and Washington. The investments in Heartland and CMC Heartland (the "Partnerships") are accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets of $2,057,000 at January 1, 1997, is being amortized as CMC Heartland's assets are sold. The amount amortized to income for the years ended December 31, 2000, 1999 and 1998, was $17,000, $89,000 and $82,000, respectively.

3.    Going Concern and Management's Plans

    The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2000 and 1999, the Company incurred losses of $4,335,000 and $10,113,000, respectively. In addition, as of December 31, 2000, the Company is in violation of certain loan covenants with respect to its loan agreements with Wells Fargo Business Credit ("WFBC"). As a result of these violations, the Company received notification from WFBC in March 2001 that demands payment in full by June 4, 2001 of all obligations due WFBC ($2,401,000 as of December 31, 2000). As of December 31, 2000, the available resources of the Company are not presently sufficient to fund its expected cash requirements through the end of 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is also in violation of certain covenants on other loans outstanding described more fully in Note 9.

    The Company has implemented a strategy to reduce its losses and obtain additional financing. In 2000, the Company reduced the workforce at PG by approximately 150 employees. The Company has also issued an additional $1,925,000 of subordinated debentures in 2000. Despite the
    issuance of the  subordinated  debentures,   the  Company  believes  that
    during the remainder of 2001 it will require substantial additional funding to finance its operations and debt repayment obligations. Management is actively seeking additional financing.

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

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


    4.            Summary of Significant Accounting Policies

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand, demand deposits in banks and investments with maturities of three months or less
   when  purchased.   The  Company  maintains  cash  balances  with  financial
   institutions which at times may be in excess of the FDIC insurance limit.

    Inventories

    Inventories are stated at the lower of cost or market, on a first-in, first-out basis (FIFO method).

    Property and Equipment

    Property and equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets which range from five to seven years for equipment and the lesser of the lease term or the estimated useful life for leasehold improvements. Property and equipment includes $270,000 of assets acquired through capitalized leases.

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

    Net Loss Per Share

Basic earnings per share is based on weighted average shares outstanding for the respective periods. Earnings per share includes the dilutive effects of options and warrants securities. Due to the net loss for the years ended December 31, 2000, 1999, and 1998 the inclusion of any additional shares from outstanding stock options or warrants (Notes 9 and 16) would be antidilutive. Therefore, no options or warrants have been included in the calculation of diluted earnings per share in 2000 and 1999.

   Reclassifications

    Certain prior year amounts have been reclassified to conform to current year presentation.

    Income Taxes

    The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109 "Accounting for Income Taxes". Under FASB 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


    Long Lived Assets

    The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that its long-lived assets will not be recoverable, as determined based on future expected cash flows or other fair value determinations, the Company's carrying value would be reduced.

   5.             Acquisitions

On April 10, 1998, HTI acquired 100% of the outstanding common stock of Solder, a provider of specialty services to the printed circuit board industry for $7,394,000. The acquisition was accounted for as a purchase. The purchase price consisted of cash of $5,185,000, the issuance of notes payable of $1,700,000 and $175,000, and acquisition expenses of $334,000. A contingent note payable of $400,000 was also issued, the payment of which is dependent on Solder reaching certain operating goals. Because Solder did not attain the operating goals, the amount has not been recorded. The excess of the purchase price over the fair value of the assets acquired was $4,294,000, and has been recorded as goodwill.

On April 29, 1998 PG acquired certain assets and assumed certain liabilities of Zecal Corp., for a total purchase price of $2,187,000. The purchase price consisted of a note payable to the seller of $1,100,000, pre-acquisition operating advances of $900,000, and acquisition expenses of $187,000. The fair value of the net assets acquired was $2,642,000, which exceeded the cost of the acquisition by approximately $455,000. The excess fair value was allocated proportionately to long term assets. The acquisition was accounted for as a purchase.

The consolidated financial statements include the results of the acquired businesses from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Unaudited proforma results of operations for the Company for the year ended December 31, 1998 assuming the acquisitions had occurred on January 1, 1998 is as follows:


                                                     1998
                                            ---------------------
                                            (Amounts in thousands
                                               except per share
                                                   amounts)

  Net sales                                 $         30,289

  Net loss                                  $         (2,951)

  Basic loss per share                      $         (1.77)

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

6. Inventories

Inventories consist of the following:
                                        (amounts in thousands)
                                          2000          1999
                                     -------------   -----------
      Raw material                   $         844   $     3,826
      Work-in-process                            1           140
      Finished goods                            30           188
                                     -------------   -----------
                                               875         4,154

      Less: reserve for obsolescence           115           918
                                     -------------   -----------
                                     $         760   $     3,236
                                     =============   ===========



7. Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Partnership Interest"). In general, the Class B Partnership Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities (see Note 13), will be allocated 1% to the General
Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses for 1999. All excess loss allocations were recovered in 2000. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities are specially allocated 99% to the holder of the Class B Partnership Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Partnership Interest equals the aggregate capital contribution with respect to the Class B Partnership Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Partnership Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Partnership Interest.

The Company has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay HTI an annual management fee in the amount of $425,000 through June 27, 2005. The Company reimburses CMC Heartland for certain staff salary, office and operating allocations. Total expense incurred for 2000, 1999 and 1998 was $768,000, $1,028,000 and $332,000
respectively.

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


On May 5, 2000, HTI Z and LZ Partners, LLC ("LZ"), a third party, funded a newly organized entity Zecal. HTI Z contributed the following assets and liabilities of Zecal Corp. to Zecal in exchange for a 50% interest:


                                 (Amounts in thousands)
                                 ----------------------

      Cash                             $         8

      Accounts receivable, net
      of reserves                              320

      Inventory, net                           308

      Prepaid Expenses                           6

      Property and equipment,
      net of accumulated
      depreciation                           2,042

      Accounts payable, trade                (519)

      Accrued expenses and other
      liabilities                            (320)

      Payable to affiliates                  (842)
                                       -----------
      Investment in joint venture      $     1,003
                                       ===========


LZ initially contributed $4 million to Zecal. On October 20, 2000, the Company invested an additional $1,125,000 as a part of a total $4,500,000 cash call from Zecal. As the Company funded less than its 50% share of the cash call, the Company's percentage ownership of Zecal decreased from 50% to 42%. LZ also received warrants for equity in Zecal, which, if exercised, could further reduce the Company's percentage ownership in the Zecal. As part of the LLC agreement, Zecal provided a guarantee of $1,450,000 of the HTI Z WFBC debt, secured by the Zecal equipment. In connection with this, on March 30, 2001, Zecal paid WFBC $1,450,000 of the HTI Z debt outstanding. The payment was funded through a capital contribution by LZ, thereby further reducing the Company's percentage ownership of Zecal to approximately 38%. The Company's equity in the loss of Zecal for 2000 is $1,602,000.

On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland payable on demand and secured by a senior collateral interest in the Class B Partnership Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, the authorized line of credit was increased to $6,000,000. The outstanding balance on this line of credit at December 31, 2000 was $4,580,000 and is represented on the balance sheet as a Payable to affiliates. In connection with the line of credit, on February 16, 2001, HTI granted Heartland a Series C Warrant for the purchase of 320,000 shares of HTI Common Stock. The warrants are exercisable at any time for five years from the date of grant at an exercise price equal to $1.05.

The condensed financial statements of Heartland as of December 31, 2000 and 1999 and for the years then ended, December 31, 2000, 1999 and 1998 are as follows (amounts in thousands):


                                                       2000         1999
                                                    ----------   ----------
   Assets:
   Cash and marketable securities                   $    2,849   $    4,412
   Receivables, net                                        582          373
   Other assets                                          4,860        1,310
   Net properties and investment in joint venture       39,293       51,161
                                                    ----------   ----------
   Total assets                                         47,584       57,256
                                                    ==========   ==========
   Liabilities:
   Accounts payable, accrued expenses and other
   liabilities                                      $   12,935   $   16,030
   Allowance for claims and liabilities                  4,478        2,804
   Loans payable                                        14,675       32,770
                                                    ----------   ----------
   Total liabilities                                $   32,088   $   51,604
                                                    ==========   ==========
   Partners' Capital:
   General partner                                          60           --
   Class A partners                                      5,873           --
   Class B partner                                       9,563        5,652
                                                    ----------   ----------
   Total partners' capital                              15,496        5,652
                                                    ----------   ----------
   Total liabilities and partners' capital          $   47,584   $   57,256
                                                    ==========   ==========

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000



                                            2000         1999         1998
                                         ----------   ----------   ----------
   Revenues:
   Property sales                        $   61,009   $   11,548   $    6,231
   Less: cost of property sales              45,612        9,772        4,405
                                         ----------   ----------   ----------
      Gross profit on property sales         15,397        1,776        1,826
   Rental and other income                    2,103        1,812        1,463
                                         ----------   ----------   ----------
        Total net revenues                   17,500        3,588        3,289

   Expenses:
   Selling, general and administrative        6,894        6,607        8,425
   Real estate taxes                             67          179          399
   Management fee                               425          425          425
   Depreciation and amortization                270          134          124
                                         ----------   ----------   ----------
      Total expenses                          7,656        7,345        9,373
                                         ----------   ----------   ----------

      Net income (loss)                  $    9,844   $   (3,757)  $   (6,084)
                                         ==========   ==========   ==========


    8. Lines of Credit

                                              (Amounts in thousands)
                                            December 31,   December 31,
                                               2000            1999
                                            ------------   ------------

       Line  of credit  with  Wells Fargo
       Bank Credit, Inc. ("WFBC")
       bearing  interest at the base rate
       plus  0.25%  plus  the 3%  default
       rate   (12.75%  at  December   31,
       2000)   (included   in   debt   in
       default)                             $        161   $      2,572

       Line of credit with LaSalle
       National  Bank  ("LSNB")   bearing
       interest  at the base rate plus 2%
       (8.77%  at  December   31,   2000)
       (included in debt in default)                 500            757
                                            ------------   ------------
       Total  lines of  credit  (included
       in debt in default)                  $        661   $      3,329
                                            ============   ============


In January 1999, the Company entered into an agreement with WFBC. The agreement, provides for a line of credit with a maximum available amount of $10,500,000, not to exceed 68% of eligible accounts receivable, less $275,000, and a term loan of $4,500,000 described in Note 9. The percentage applied to eligible accounts receivable to calculate maximum line of credit borrowing amount is reduced by 1% each week commencing September 4, 2000. Borrowings are collateralized by accounts receivable and inventory. The interest rate on the loans at December 31, 2000 is the lender's base rate plus 0.25% plus the 3% default rate (12.75% at December 31, 2000). At December 31, 2000, the principal amount outstanding on the line of credit was $161,000. The unused portion of this line of credit as of December 31, 2000 was $161,000. The line of credit is subject to certain covenants that are in violation as of December 31, 2000 for which a waiver has not been obtained. Therefore, the balance of $161,000 is classified as debt in default.

    Solder has a line of credit with LaSalle National Bank ("LSNB") under which it may borrow up to a maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or fifty percent of eligible inventory. Interest is at the base rate plus 2% (8.77% at December 31, 2000). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 2000 and 1999 were $500,000 and $757,000, respectively. The line of credit matures on April 30, 2001. The line is subject to an unused line fee of .25% of the average quarterly unused balance. The unused portion of this line of credit as of December 31, 2000 was $1,000,000. The line of credit is subject to certain covenants which are in violation as of December 31, 2000 for which a waiver has not been obtained. Therefore, the balance of $500,000 is classified as debt in default.

                          Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

    9.Long Term Debt

       The Company's debt obligations consist of the
       following:
                                              (Amounts in thousands)
                                            December 31,   December 31,
                                                2000          1999
                                            ------------   ------------
       Term loan payable to LaSalle
       National Bank in original principal
       amount of $1,200,000. Interest is
       at prime plus 1.5% (11% at December
       31, 2000) and is paid monthly.  The
       loan has level monthly principal
       payments over three years (included
       in debt in default)                  $        240   $        607

       Term loan payable to LaSalle
       National Bank in original principal
       amount of $900,000. Interest is at
       prime plus 1.0% (10.50% at December
       31, 2000) and is paid monthly.  The
       loan has level monthly principal
       payments over five years (included
       in debt in default)                           420            585

       Term loan payable to Wells Fargo
       Business Credit in original amount
       of $4,500,000. Principal payments
       of $35,000 are payable on a weekly
       basis. Interest is paid monthly and
       accrues at the base rate plus 0.25%
       plus the 3% default rate (12.75% at
       December 31, 2000) (included in
       debt in default)                            2,240          3,600

       Other notes payable                           218            158

       Subordinated notes to related
       parties bearing interest at 13%.
       Interest payable quarterly                  1,655            450

       Subordinated note to the sellers of
       Solder bearing 8% interest payable
       quarterly and having three
       semiannual principal payments of
       $400,000 plus a final payment of
       $500,000 plus accrued interest.
       (included in debt in default)               2,059          1,927

       Subordinated note to the seller of
       Zecal Corp. with 8% interest
       beginning on April 29, 1999.
       Interest, with principal payments
       of $91,667 are due quarterly
       beginning July 30, 1999 (included
       in debt in default)                         1,128          1,028

       Subordinated notes to the seller of
       P.G. Design bearing 8% interest,
       paid quarterly. The notes are
       payable $800,000 on December 31,
       2000 and four annual payments of
       $550,000 each December 31, 2001
       through December 31, 2004                   3,000          3,000
                                            ------------   ------------
       Total long term debt                       10,960         11,355
                                            ------------   ------------
       Less current portion of long-term
       debt, including debt in default             8,025          7,467
                                            ------------   ------------

       Long term debt, less current portion $      2,935   $      3,888
                                            ============   ============

                          Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


   On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, Chairman, and Edwin Jacobson, Chief Executive Officer, as well as other shareholders of the Company. The debentures were accompanied by warrants for the purchase of a total of 330,000 shares of common stock exercisable at any time until December 23, 2003, at an exercise price of $2.375 per share. The debentures were initially secured by the Class B units of Heartland, which are held by the Company, but that recently has been released. At December 31, 2000 and 1999, the principal amount outstanding on the debentures was $2,000,000 and $450,000, respectively.

   On October 20, 2000, the Company issued a $375,000 Series B Subordinated note with warrants. The note has a term of five years and an interest rate of 13%. In connection with the note, the Company issued warrants for the purchase of 75,000 shares of HTI Common Stock. The warrants are exercisable at any time until October 20, 2007 at an exercise price of $4.00. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO. The principal amount outstanding on this note was $375,000 on December 31, 2000.

   The 405,000 warrants discussed above were valued at $1,247,000 as calculated using the Black Sholes method, with $526,000 of this amount amortized as interest expense in 2000. At December 31, 2000, the $2,375,000 in subordinated debentures are recorded in the accompanying balance sheet at $1,655,000, a reduction of $720,000 representing the unamortized discount associated with these warrants

   In January 1999, the Company entered into an agreement with WFBC which provides for a maximum line of credit of $10,500,000 and a term loan of $4,500,000. The agreement has an unused line fee of 0.25% per annum, payable monthly based on the average daily unused amount, and a facility fee of 0.25% per annum, payable quarterly. In January 1999, the proceeds from the WFBC loan were used to repay an existing loan from another lender. As a result, the Company incurred prepayment penalties from the previous lender of $353,000. In addition, unamortized loan origination fees of $156,000 relating to the previous loan were written off. These amounts were recorded as an extraordinary charge in 1999. The Company is in default of certain loan covenants and as a result, WFBC has demanded payment in full by June 5, 2001. As a result, the amounts outstanding are included in debt in default. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment guarantee to WFBC. HTI Z is obligated to pay $1,450,000 to Zecal. This contribution reduced the Company's percentage ownership of Zecal to approximately 38%.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver. As a result, the amounts outstanding are included in debt in default

Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. The Company was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future interest payments. Deferred interest in the amount of $359,000 has been added to the loan balance and is due no later than October 10, 2001. The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. The Company did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. Management does not agree with the seller that the notes are in default because the financial covenants of the LSNB loan prohibit payments on the note. (Included in debt in default.)

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,100,000. The Company has made no payments since July 30, 1999. In connection with the transfer of the HTI Z assets to Zecal in May 2000 (Note 7), Zecal agrees to reimburse HTI Z for $843,000 of the outstanding balance plus interest. Amounts are to be reimbursed as payments are made by HTI Z. Reimbursement due as of December 31, 2000 of $843,000 is included in Due from Affiliate.

Maturities of long term debt subsequent to December 31, 2000 are as follows:

                                       (Amounts in thousands)

         2001                               $     7,848

         2002                                     2,312

         2003                                       595

         2004                                       550

         2005                                       375
                                            -----------
         Total                              $    11,680
                                            ===========


10.  Lease Obligations

PG leases its office and plant facility under an operating lease at a monthly rental of approximately $16,000. The lease expires January 31, 2004 with an option to purchase the building and property at the end of the term.

Solder's facilities are leased for a monthly rate of approximately $25,000 through January 2, 2002. Additionally, Solder incurs operating expense and tax escalations.

Rent expense for 2000,  1999 and 1998 was  $488,000,  $546,000  and  $590,000,
respectively.

                          Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

10. Lease Obligations (continued)

The Company leases certain equipment under capital and operating leases which expire at various times through 2004. Total future minimum lease payments under all leases and the present value of the minimum lease payments as of December 31, 2000 is shown below:


  Future minimum lease payments under capital lease       (Amounts in
  obligations:                                             thousands)

                                             2001                  80

                                             2002                  46

                                             2003                   5
                                                           ----------
        Total minimum lease payments                              131

        Less amount representing interest                          10
                                                           ----------
        Present value of minimum lease
        payments                                                  121

        Less current portion                                       74
                                                           ----------
        Long term portion                                  $       47
                                                           ==========

  Future minimum lease payments under operating lease obligations as of December 31, 2000 is as follows:

                                         2001              $    1,250

                                         2002                     853

                                         2003                     746

                                         2004                     336
                                                           ----------
                                         Total             $    3.185
                                                           ==========

                          Heartland Technology, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 1999

11.  Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from operations as a result of the following at December 31:


                                           2000         1999         1998
                                        ----------   ----------   ----------
Computed "expected" tax (benefit)
expense                                 $   (1,496)  $   (3,478)  $     (950)

Change in valuation allowance                2,140        3,218          265

State income taxes, net of federal
benefits                                       (43)          15           93

Other, net                                    (667)          87           12
                                        ----------   ----------   ----------
Income tax (benefit) expense            $      (66)  $     (158)  $     (580)
                                        ==========   ==========   ==========


The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31 are as follows:

                                                   (Amount in thousands)
                                                     2000         1999
                                                  ----------   ----------
Deferred tax assets:
Net operating loss carryforward                   $    6,693   $    4,131
Basis differences in investment in partnerships          425          431
AMT credit carryforward                                  919          919
Inventory reserves                                        39          317
Reserve for discontinued operations                      110          110
Reserve for claims, liabilities and
reorganization                                           130          130
Compensation and benefits                                 99          136
Other, net                                                65          145
                                                  ----------   ----------
   Total deferred tax assets                           8,480        6,319
   Less valuation allowance                           (8,133)      (5,993)
                                                  ----------   ----------
   Net deferred tax assets                               347          326

Deferred tax liabilities:
Excess tax depreciation                                 (300)        (363)
Excess tax goodwill amortization                         (47)          37
                                                  ----------   ----------
   Total deferred tax liabilities                       (347)        (326)
                                                  ----------   ----------
   Deferred tax asset, net                        $       --           --
                                                  ==========   ==========


The provision (benefit) for income taxes is comprised of the following:

                            (Amounts in thousands)

                          2000       1999       1998
                        --------   --------   --------
       Current

          Federal       $     --   $   (181)  $   (983)

          State              (66)        23        141
                        --------   --------   --------
                             (66)      (158)      (842)

       Deferred

          Federal             --         --        262

          State               --         --         --
                        --------   --------   --------
                                                   262
                        --------   --------   --------
       Total            $    (66)  $   (158)  $   (580)
                        ========   ========   ========

Included in the Company's deferred tax assets are AMT carryforwards of approximately $919,000 which have no expiration date. At December 31, 2000, the Company has net operating less carryforwards of approximately $19,600,000 which begin to expire in 2018.

12.               Major Customers

Sales to two major customers totaled $8,909,000 in 2000, $16,606,000 in 1999 and $19,742,000 in 1998. The accounts receivable balance for these customers at December 31, 2000 and 1999 was $912,000 and $1,514,000, respectively. The Company also has two significant suppliers whose accounts payable balance totals $893,000 at December 31, 2000. During the Fourth Quarter of 2000, the Company lost NEC as a customer, and could lose other customers, the loss of one or more of them could have a material adverse effect on the Company's results. The loss of any one of these customers or suppliers could have a material adverse effect on the Company

13.  Contingent Liabilities

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

On June 30, 1993, the Company assumed from Chicago Milwaukee Corporation ("CMC"), its former parent corporation, any obligations for which CMC was or might become liable arising out of any matters existing on or occurring prior to June 30, 1993 other than (i) the Plan Liabilities, (ii) liabilities directly related to CMC's business of investing and managing its investment securities, (iii) the lawsuit then pending (and since resolved) against CMC relating to its preferred stock, or (iv) any liabilities relating to federal, state, local or foreign income or other tax matters. In the opinion of management, reasonably possible losses from these matters are not expected to be material to the Company's results of operations or financial condition.

In January 2001, PG, HTI, HTI Z and Zecal were sued by Reptron Electronics, Inc. ("Reptron") in a two-count complaint filed in the United States District Court for the Eastern District of Michigan. In count one, Reptron complains of the non-payment by PG for certain electronics parts shipped to PG by Reptron. Reptron asserts that PG owes a balance of $691,000 plus interest. Reptron also complains of alleged fraudulent conveyances involving advances made by PG to its subsidiary Zecal Corp. which advances were allegedly funded with money owed to Reptron. In count two, Reptron complains of transactions involving the other defendants pursuant to which it alleges that PG transferred its interest in Zecal Corp. to HTI for less than reasonable equivalent value at a time when PG was insolvent and when HTI allegedly knew it to be and were undertaken with intent to defraud Reptron. Reptron seeks judgement against PG, HTI and Zecal Corp. for $691,000 plus an order voiding the transfer of PG's interest in Zecal Technology, LLC to HTI and voiding the sale of the assets of Zecal Corp. to Zecal Technology, LLC. Zecal Technology, LLC has demanded indemnification for HTI pursuant to the terms of its Asset Purchase Agreement relating to the purchase of Zecal Corp. assets. PG and HTI have not yet filed an answer or other response to the complaint, but PG does not dispute that it owes Reptron the amounts set forth in count one of the complaint and the amount is accrued for as of December 31, 2000. Aside from that point, PG and HTI intended to vigorously defend against Reptron's claims. It is premature to assess the likelihood or potential magnitude of an unfavorable outcome.

14.  Allowance for Claims and Liabilities

The Company assumed certain share redemption liabilities from CMCRE, then a majority owned subsidiary of CMC. Preferred shares are redeemable at $100 per share and common shares at $153.43 per share. At December 31, 2000, 2,409 preferred shares and 4,668 common shares are still outstanding for a liability of approximately $957,000. The liability is being reduced as the minority shareholders submit their shares for redemption. No shares were redeemed in 2000.

The Company has a $323,000 liability related to workers' compensation claims incurred by CMC and assumed by the Company. This liability is being reduced as payments are being made to the insurance provider. No claims were submitted to the insurance provider in the year 2000.

15.               Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. As of and for the years ended December 31, 2000, 1999 and 1998, certain information relating to the Company's business segments are set forth in the table below:

Selected Financial Data for 2000
                              (Amounts in thousands)


                                                        Income (loss)
                                                           before           Equity in       Depreciation
                                        Sales and         taxes and        income(loss)          and
Business             Identifiable         other         extraordinary          from         amortization          Capital
segment                 assets           income              item          investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing .....$        18,011   $        21,017   $        (6,840)  $        (1,602)  $         2,797   $           488

Real estate .......          8,374             3,987             3,987             3,987                --                --

Corporate .........            159               784            (1,548)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company .....$        26,544   $        25,788   $        (4,401)  $        (2,385)  $         2,797   $           488
                   ===============   ===============   ===============   ===============   ===============   ===============


Selected Financial Data for 1999


                                                        Income (loss)
                                                           before           Equity in       Depreciation
                                        Sales and         taxes and        income(loss)          and
Business             Identifiable         other         extraordinary          from         amortization          Capital
segment                 assets           income              item          investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing .....$        26,069   $        35,158   $        (5,587)  $            --   $         3,177   $           682

Real estate .......          4,387           (3,754)            (3,754)           (3,754)               --                --

Corporate .........            255               680              (421)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company .....$        30,711   $        32,084   $        (9,762)  $        (3,754)  $         3,177   $           682
                   ===============   ===============   ===============   ===============   ===============   ===============


Selected Financial Data for 1998


                                                        Income (loss)
                                                           before           Equity in       Depreciation
                                        Sales and         taxes and        income(loss)          and
Business             Identifiable         other         extraordinary          from         amortization          Capital
segment                 assets           income              item          investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing .....$        28,184   $        27,668   $        (1,530)  $            --   $         2,528   $         1,397

Real estate .......          8,427               (11)              (11)              (11)               --                --

Corporate .........            752               514            (1,176)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company .....$        37,363   $        28,171   $        (2,717)  $           (11)  $         2,528   $         1,397
                   ===============   ===============   ===============   ===============   ===============   ===============


                     (1) Includes Solder from April 10, 1998 and Zecal, Corp. from April 29,1998

Approximately $2,536,000, $3,611,000 and $3,036,000 of product was shipped to Europe in 2000, 1999 and, 1998 respectively.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options, because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

During the year ended December 31, 1998, the Company granted 100,000 stock options with an exercise price of $16.625 per option. During 2000, in connection with the resignation of an employee, 50,000 stock options were cancelled. A total of 50,000 stock options remain outstanding as of December 31, 2000, all of which are exercisable.

Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employees stock options granted subsequent to December 31, 1994, under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Had the provisions of Statement 123 been used in the calculation of compensation expense (using the Black Scholes Method), pro forma net loss and pro forma net loss per share would have been $4,433,000 and $2.65 for the year ended December 31, 2000, $10,216,000 and $6.11 for the year ended December 31, 1999, and $2,524,000 and $1.51 for the year ended December 31, 1998.

The fair value of each option grant is estimated on the day of the grant using the Black Scholes option valuation model which during 1998 when the options were granted was:

       Expected dividend yield                                            0
       Expected stock price volatility                                 .231
       Risk-free interest rate                                         5.0%
       Weighted-average    expected   life   of                     7 years
       options

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

The Company also has stock appreciation rights (SARs) outstanding of 25,000 as of December 31, 2000 and 75,000 as of December 31, 1999. The SARs have a strike price of $16.625, which was the market value on the date of grant. The SARs have a contractual life of 10 years and expire on January 2, 2008. During 2000, in connection with the resignation of two employees, 50,000 SARs were cancelled. The remaining 25,000 SARs outstanding at December 31, 2000 are fully vested.

On October 31, 2000, the shareholders approved an amendment to the Company's 1997 Incentive and Capital Accumulation Plan which increased the number of shares of Common Stock reserved for awards under the Plan from 175,000 to 225,000. As of December 31, 2000, 150,000 options or other awards are available for grant under the plan.

17.  401(k) Plan

On February 1, 1998, PG established a 401(k) savings plan covering substantially all of the employees of PG and Zecal Corp. PG may make contributions up to a maximum of 2% of the employees compensation and participants fully vest in employer contributions after 5 years. Employees are permitted to make contributions into the plan after one year of employment. Contributions made during 2000, 1999, and 1998 were $62,000, $80,000, and $49,000, respectively.

On February 1, 1998, PG also established a Money Purchase Plan ("MPP") covering the PG and Zecal Corp. employees with a minimum one year of service. Benefits are calculated at 5% of each participant's total compensation, plus 3% of such compensation in excess of 58% of the taxable wage base of the individual. Benefits start accruing after 1,000 hours of service each year and vest ratably over a five year period. PG and Zecal, Corp. contributed $175,000 to the plan for the 1998 year of service. As of December 31, 2000 the Company had $220,000 accrued. During 2000, the Company's request to the Commissioner of the Internal Revenue Service for an approval to amend the plan retroactive to January 1, 1999 was denied. The Company received a partial waiver, allowing the 1999 contribution of $220,000 plus interest, to be paid over the next five years. The MPP was frozen effective April 15, 2000, and benefits for 2000 totaling approximately $12,000 have been accrued.

18. Goodwill

The Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In the fourth quarter of 2000, PG discontinued servicing NEC as a customer. Historically, NEC has been the Company's largest customer. Because of the significance of this change, the Company evaluated the recoverability of goodwill by estimating the future discounted cash flows of the business to which the goodwill relates. In determining the estimated future cash flows, the Company considered current and future levels of income as well as business trends, prospects and market and economic conditions. The discount rate used in determining discounted cash flows was the Company's estimate of the rate of return it would require for a similar investment. When estimated future discounted cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized and charged to operations. As a result of the discounted cash flow analysis, the Company recognized a goodwill write off of $2,026,000 or $1.21 per share in the fourth quarter of 2000.

Item 9. Changes in and disagreement with accountants on accounting as financial disclosure.

None.

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

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:

  1.  Financial statements

The financial statements of Heartland Technology, Inc. are included in Part II, Item 8:

Report of Independent Auditors........................................Page  16
Consolidated Balance Sheets at December 31, 2000 and 1999.............Page  17
Consolidated  Statements of Operations for the year ended
December 31, 2000, 1999 and 1998......................................Page  18
Consolidated  Statements of  Stockholders' Equity for the
year ended December 31, 2000, 1999 and 1998...........................Page  19
Consolidated  Statements of Cash Flows year ended
December 31, 2000,  1999 and 1998.....................................Page  20
Notes to Consolidated Financial Statements............................Page  21
Schedule II - Valuation Allowance.....................................Page  43

  2.  Financial statement schedules

The financial statements and financial statement schedules of Heartland Partners, L.P. are included in Part II Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, of Heartland Partners, L.P. (File No. 1-10520) and filed herewith as Exhibit 99.1.

The financial statements of Zecal Technology, LLC for the fiscal year ended December 31, 2000 are filed herewith as Exhibit 99.2.

  3.  Exhibits

2.1 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. **

2.2 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998). **

2.3 Acquisition Agreement, dated as of April 29, 1998, by and between Zecal, Inc., as seller, and Zecal Corp., as buyer (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 13, 1998 (the "Registrant's Form 8-K" dated May 1998). **

3.1 Certificate of Incorporation, dated as of June 2, 1993 incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.2 Certificate of Amendment of Certificate of Incorporation, dated October 29, 1997 incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.3 By-laws, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10/A (Amendment No. 1), dated June 24, 1993.

3.4  Form of By-laws of Zecal  Technology,  LLC,  incorporated by Reference to
      Exhibit 99.11 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

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

10.6 Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan incorporated by reference to Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.9 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.12 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden incorporated by reference to Exhibit
     10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.13 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. incorporated by reference to
     Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. incorporated by reference to
     Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.15 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.16 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.17 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.18 First Amendment and Waiver, dated January 26, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.19 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.20 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.21 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $1,700,000, and payable to Odilon Cardenas and Enedina Cardenas, incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated April 1998.

10.22 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $400,000, and payable to Odilon Cardenas and Enedina Cardenas, incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated April 1998.

10.23 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $175,000, and payable to Corporate Finance Associates, incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated April 1998.

10.24 Continuing Guaranty, dated as of April 10, 1998, by Heartland Technology, Inc. in favor of Odilon Cardenas and Enedina
     Cardenas, incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated April 1998.

10.25 Loan and Security Agreement, dated as of April 10, 1998, by and between Solder Station-One, Inc., SS Acquisition Corporation, and LaSalle National Bank, incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated April 1998.

10.26 Guaranty, dated as of April 10, 1998, from Heartland Technology, Inc. to LaSalle National Bank, incorporated by reference to
     Exhibit 99.6 to the Registrant's Form 8-K dated April 1998.

10.27 Promissory Note, dated April 29, 1998, of Zecal Corp., in the principal amount of $1,100,000, and payable to Zecal, Inc., incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1998.

10.28 Guaranty, dated April 29, 1998, by Heartland Technology, Inc. in favor of Zecal, Inc., incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1998.

10.29 Loan and Security Agreement, dated as of April 29, 1998, by and between Zecal Corp., any other Credit Party executing the agreement, and General Electric Capital Corporation Inc., incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated May 1998.

10.30 Second Amendment and Consent, dated April 29, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997, incorporated by reference to Exhibit 99.4 to the Registrant's form 8-K dated May 1998.

10.31             Third  Amendment  dated July 13, 1998,  between P.G.  Design
     Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation, to the Loan Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.32 Waiver of Payment under Term Credit Commitment, dated September 1, 1998, by and among LaSalle National Bank, Solder Station-One and SS Acquisition Corporation, to the Loan and Security Agreement dated April 10, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.33             Fourth  Amendment  dated  September  28, 1998,  between P.G.
     Design Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation to the Loan and Security Agreement dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.34 First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric Capital Corporation to the Loan and Security Agreement dated April 29, 1998 incorporated by reference to
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.35 Credit and Security Agreement by and between PG Design Electronics, Inc. and Norwest Business Credit, Inc. dated as of December 31, 1998, incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10.36 Second  Amendment  to  Credit  and  Security  Agreement  and  Waiver  of
     Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999, incorporated by reference to Exhibit
     10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.37 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999, incorporated by reference to Exhibit
     10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.38 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999, incorporated by reference to Exhibit
     10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.39 Default letter of June 30, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.40 Default letter of July 28, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.41 Form of Subscription Agreement with a form of: 13% Subordinated Note, Series A Warrant, Security Agreement, Control Agreement, and Collateral Agent Agreement, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.42 Third Amendment to Credit and Security Agreement dated November 17, 1999, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.43 Letter from Wells Fargo Business Credit, Inc. dated January 27, 2000, incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.44 Fourth  Amendment  To Credit and  Security  Agreement  and  Amendment of
     Default Letter 2000 Covenant Waver between PG Design Electronics, and Wells Fargo Business Credit, Inc. dated April 21, 2000, incorporated by Reference to Exhibit 10.1 to the Registrants Quarterly Report on Form
     10.2 for the quarter ended March 31, 2000.

10.45 2000 Covenant Waiver between Solder Station One, Inc. and LaSalle Bank, N.A. dated March 30, 2000, incorporated by the Reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the quarter ended March 31, 2000.

10.46 Sixth Amendment to Credit and Security Agreement and Amendment of Default Letter between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated July 28, 2000, incorporated by Reference to
     Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended June 20, 2000.

10.47 Form of Series B Warrant dated October 17, 2000 for 75,000 shares with an exercise price of $4.00 per share exercisable on or before October 17, 2007, incorporated by Reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended September 30, 2000

10.48 Form of 13% Subordinated Note dated October 17, 2000 for $375,000, with interest paid quarterly due October 27, 2005, incorporated by Reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended September 30, 2000.

10.49 Form of LLC Interest and Warrant Purchase Agreement between the Company, Zecal Technology, LLC, HTI Z Corp. and LZ Partners, LLC dated October 16, 2000, incorporated by Reference to Exhibit 10.3 to the Registrants Quarterly Report on Form 10.2 for the quarter ended September 30, 2000.

10.50 Form of Zecal Technology, LLC Warrant dated October 16, 2000 for $3,000,000 on Preferred Company Interest granted to LZ Partners, LLC exercisable on or before October 15, 2005, incorporated by Reference to
     Exhibit 10.4 to the Registrants Quarterly Report on Form 10.2 for the quarter ended September 30, 2000.

10.51 Form of Amendment to Management Agreement between the Company and the Partnerships dated October 17, 2000, incorporated by Reference to
     Exhibit 10.5 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended September 30, 2000.

10.52 Form of Collateral Pledge Agreement between HTI Z Corp (formerly known as Zecal Corp.) and Wells Fargo Business Credit, Inc, incorporated by Reference to Exhibit 99.2 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.53 Form of Fifth Amendment to Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by Reference to Exhibit 99.3 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.54 Form of Asset Purchase Agreement among Heartland Technology, Inc., Zecal Corp. and Zecal Technology, LLC, incorporated by Reference to
     Exhibit 99.4 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.55 Form of Limited  Liability  Company Agreement between Zecal Corp. and LZ
     Partners,   LLC,  incorporated  by  Reference  to  Exhibit  99.5  to  the
     Registrants Current Report on Form 8-K Dated May 24, 2000.

10.56 Form of Members Agreement between Zecal Technology, LLC and each of the members listed on the Schedule of Members, incorporated by Reference to
     Exhibit 99.6 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.57 Form of Management Services Agreement between Heartland Technology, Inc. and Zecal Technology, LLC, incorporated by Reference to Exhibit
     99.7 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.58 Form  of  Registration   Agreement  among  Zecal  Technology,   LLC,  LZ
     Partners,  LLC;  and Zecal  Corp.,  incorporated  by Reference to Exhibit
     99.8 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.59 Form of Replacement Guarantee by corporation by HTI Z Corp. for the benefit of Wells Fargo Business Credit, Inc, incorporated by Reference to Exhibit 99.9 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.60 Form of Replacement Security Agreement between HTI Z Corp. (formerly known as Zecal Corp.) and Wells Fargo Business Credit, incorporated by Reference to Exhibit 99.10 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.61 HTI Interests, LLC Operating Agreement dated December 31, 1999 by Heartland Technology, Inc. (filed herewith).

10.62 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Interests, LLC (filed herewith)

10.63 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Class B, LLC (filed herewith).

10.64 HTI Class B, LLC Operating Agreement dated February, 2000 by Heartland Technology, Inc. (filed herewith).

10.65 Shareholder Agreement dated February, 2000 by and among HTI Principals, Inc. and named shareholders (filed herewith).

10.66 Shareholder Agreement dated February, 2000 by and among Newco, Inc. and named shareholders (filed herewith).

10.67 Third Amendment dated April 11, 2000 to Employment Agreement between Heartland Technology, Inc. and Edwin Jacobson (filed herewith).

10.68 Senior Security Agreement dated December 14, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners (filed herewith).

10.69 Release and Termination of Security Interest dated December 14, 2000 by Edwin Jacobson as Collateral Agent (filed herewith).

10.70 Line of Credit  Promissory  Note in the  principal  amount of $4,000,000
     dated  December  14,  2000  by  and  among  Heartland  Technology,   Inc.
     Heartland Partners, L.P. and CMC Heartland Partners (filed herewith).

10.71 Control Agreement dated December 14, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and CMC Heartland Partners (filed herewith).

10.72 Control  Agreement  dated  December18,   2000  by  and  among  Heartland
     Partners, L.P., HTI Class B, LLC and PG Oldco, Inc. (filed herewith).

10.73 Promissory Note in the principal amount of $800,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2000 (filed herewith).

10.74 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2001 (filed herewith).

10.75 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2002 (filed herewith).

10.76 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2003 (filed herewith).

10.77 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2004 (filed herewith).

10.78 Subordinated Security Agreement dated December 18, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc. and PG Oldco, Inc. (filed herewith).

10.79 Lien Subordination and Inter-Creditor Agreement dated December 18, 2000 by and among CMC Heartland Partners, Heartland Partners, L.P., PG Oldco, Inc. and Heartland Technology, Inc. (filed herewith).

10.80 Line of Credit Promissory Note in the principal amount of $6,000,000 dated December 29, 2000 by and among Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners (filed herewith).

10.81 Series C Warrant dated February 16, 2001 for 320,000 shares of Heartland Technology, Inc Common Stock at an exercise price of $1.05 per share granted to Heartland Partners, L.P. (filed herewith).

21                Subsidiaries of Heartland Technology, Inc. (filed herewith).

99.1 Part II Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 2000, of Heartland Partners, L.P. (filed herewith).


____________________________
* Management contract or compensatory plan or arrangement.
** Certain   schedules  and  similar   attachments   have  been  omitted.   The
  Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.


(b)  Reports on Form 8-K
  No reports on Form 8-K have been filed during the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                          HEARTLAND TECHNOLOGY, INC.
                                (Registrant)

                             By: Edwin Jacobson
                                Edwin Jacobson
                    President and Chief Executive Officer
                        (Principal Executive Officer)

                         By: Richard P. Brandstatter
                           Richard P. Brandstatter
               Vice President-Finance, Treasurer and Secretary
                 (Principal Financial and Accounting Officer)



Date:             March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and dated as indicated.



       Robert S. Davis
      Robert S. Davis
(Director of Heartland Technology, Inc.)
        March 30, 2001

           Edwin Jacobson
           Edwin Jacobson
(Director of Heartland Technology, Inc.)
           March 30, 2001


          Gordon E. Newman
          Gordon E. Newman
(Director of Heartland Technology, Inc.)
           March 30, 2001

           Ezra K. Zilkha
           Ezra K. Zilkha
(Director of Heartland Technology, Inc.)
           March 30, 2001


         John R. Torell, III
         John R. Torell, III
(Director of Heartland Technology, Inc.)
           March 30, 2001

                             Heartland Technology
                       Schedule II-Valuation Resources

                       Allowance for Doubtful Accounts


                                           Year Ended December 31
                                               (in Thousands)

                                      2000          1999         1998
                                    ----------   ----------   ----------
Balance at beginning of year        $      250   $      173   $       73

Additions through current year
acquisitions                                --           --          102

Provisions (adjustments)                    (4)          96           85

Write offs (1)                            (169)         (19)         (87)
                                    ----------   ----------   ----------
Balance at end of year              $       77   $      250   $      173
                                    ==========   ==========   ==========

(1) Uncollectable accounts written off, net of recoveries


                        Inventory Obsolescence Reserve
                                (In thousands)

                                       2000         1999         1998
                                    ----------   ----------   ----------

Balance beginning of year           $      918   $      928   $      475

Provision (Recovery)                        (4)        (184)         453

Write offs                                (799)          174           --

Other                                       --           --           --
                                    ----------   ----------   ----------
Balance at the end of year          $      115   $      918   $      928
                                    ==========   ==========   ==========


                        Income Tax Valuation Allowance
                                (In thousands)

                                       2000         1999         1998
                                    ----------   ----------   ----------
Balance at beginning of year        $    5,993   $    2,495  $     1,639

Additions                                2,140        3,498          856

Deduction                                   --           --           --
                                    ----------   ----------   ----------
Balance at the end of year          $    8,133   $    5,993   $    2,495
                                    ==========   ==========   ==========

HEARTLAND TECHNOLOGY, INC.

INDEX TO EXHIBITS


Exhibit
Number                         Description

2.1 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. **

2.2 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to Exhibit
     2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998). **

2.3 Acquisition Agreement, dated as of April 29, 1998, by and between Zecal, Inc., as seller, and Zecal Corp., as buyer (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 13, 1998 (the "Registrant's Form 8-K" dated May 1998). **

3.1  Certificate   of   Incorporation,   dated  as  of  June  2,  1993
     incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.2 Certificate of Amendment of Certificate of Incorporation, dated October 29, 1997 incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

3.3  By-laws,   incorporated  by  reference  to  Exhibit  3.2  to  the
     Registrant's Form 10/A (Amendment No. 1), dated June 24, 1993.

3.4 Form of By-laws of Zecal Technology, LLC, incorporated by Reference to Exhibit 99.11 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

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

10.7 First Amendment, dated August 7, 1996, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8 Milwaukee Land Company 1997 Incentive and Capital Accumulation Plan incorporated by reference to Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.9 Loan and Security Agreement, dated May 29, 1997, by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10 Promissory Note, dated May 29, 1997, in the principal amount of $4,000,000, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.11 Promissory Note, dated May 29, 1997, in the principal amount of $674,757.27, and related Security Agreement by and between PG Newco Corp. and General Electric Capital Corporation incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.12 Employment Agreement, dated May 30, 1997, by and between PG Newco Corp. and Peter G. VanHeusden incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.13 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.14 Promissory Note, dated May 30, 1997, of Milwaukee Land Company, in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.15 Second Amendment, dated June 1, 1997, to Employment Agreement, dated June 29, 1993, between Milwaukee Land Company and Edwin Jacobson incorporated by reference to
     Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.16 Stock Appreciation Right Agreement, dated January 2, 1998, between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.17 Nonqualified Stock Option Agreement, dated January 2, 1998 between Heartland Technology, Inc. and Edwin Jacobson incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.18 First Amendment and Waiver, dated January 26, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997 incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.19 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.20 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due May 30, 2002, and payable to PG Design Electronics, Inc. (now PG Oldco), amended and restated on March 30, 1998 incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.21 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $1,700,000, and payable to Odilon Cardenas and Enedina Cardenas, incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated April 1998.

10.22 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $400,000, and payable to Odilon Cardenas and Enedina Cardenas, incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated April 1998.

10.23 Promissory Note, dated April 10, 1998, of Solder Station-One, Inc. and SS Acquisition Corporation, in the principal amount of $175,000, and payable to Corporate Finance Associates, incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated April 1998.

10.24 Continuing Guaranty, dated as of April 10, 1998, by Heartland Technology, Inc. in favor of Odilon Cardenas and Enedina Cardenas, incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated April 1998.

10.25 Loan and Security Agreement, dated as of April 10, 1998, by and between Solder Station-One, Inc., SS Acquisition Corporation, and LaSalle National Bank, incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated April 1998.

10.26 Guaranty, dated as of April 10, 1998, from Heartland Technology, Inc. to LaSalle National Bank, incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K dated April 1998.

10.27 Promissory Note, dated April 29, 1998, of Zecal Corp., in the principal amount of $1,100,000, and payable to Zecal, Inc., incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1998.

10.28 Guaranty, dated April 29, 1998, by Heartland Technology, Inc. in favor of Zecal, Inc., incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1998.

10.29 Loan and Security Agreement, dated as of April 29, 1998, by and between Zecal Corp., any other Credit Party executing the agreement, and General Electric Capital Corporation Inc., incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated May 1998.

10.30 Second Amendment and Consent, dated April 29, 1998, between P.G. Design Electronics, Inc. (formerly known as PG Newco Corp.) and General Electric Capital Corporation, to the Loan and Security Agreement, dated May 29, 1997, incorporated by reference to Exhibit 99.4 to the Registrant's form 8-K dated May 1998.

10.31             Third  Amendment  dated July 13, 1998,  between P.G.
     Design Electronics, Inc. (formerly known as P G Newco Corp) and General Electric Capital Corporation, to the Loan Security Agreement, dated May 29, 1997 incorporated by reference to
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.32 Waiver of Payment under Term Credit Commitment, dated September 1, 1998, by and among LaSalle National Bank, Solder Station-One and SS Acquisition Corporation, to the Loan and Security Agreement dated April 10, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.33 Fourth Amendment dated September 28, 1998, between P.G. Design Electronics, Inc. (formerly known as P G Newco
     Corp) and General Electric Capital Corporation to the Loan and Security Agreement dated May 29, 1997 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.34 First Amendment and Waiver, dated September 28, 1998, between Zecal Corp and General Electric Capital Corporation to the Loan and Security Agreement dated April 29, 1998 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.35 Credit and Security Agreement by and between PG Design Electronics, Inc. and Norwest Business Credit, Inc.
     dated as of December  31,  1998,  incorporated  by  reference  to
     Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10.36 Second Amendment to Credit and Security Agreement and Waiver of Defaults between P.G. Design Electronics, Inc. and Norwest Business Credit, Inc., dated March 30, 1999, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.37 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated March 31, 1999, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.38 1998 Covenant Waiver between Solder Station-One, Inc. and LaSalle National Bank dated May 14, 1999, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.39 Default letter of June 30, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.40 Default letter of July 28, 1999 on the Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to
     Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.41 Form of Subscription Agreement with a form of: 13% Subordinated Note, Series A Warrant, Security Agreement, Control Agreement, and Collateral Agent Agreement, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 9, 2000.

10.42 Third Amendment to Credit and Security Agreement dated November 17, 1999, incorporated by reference to Exhibit
     99.2 to the  Registrant's  Current Report on Form 8-K dated March
     9, 2000.

10.43             Letter  from  Wells  Fargo  Business  Credit,   Inc.
     dated  January 27,  2000,  incorporated  by  reference to Exhibit
     99.3 to the  Registrant's  Current Report on Form 8-K dated March
     9, 2000.

10.44 Fourth Amendment To Credit and Security Agreement and Amendment of Default Letter 2000 Covenant Waver between PG Design Electronics, and Wells Fargo Business Credit, Inc. dated April 21, 2000, incorporated by Reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended March 31, 2000.

10.45 2000 Covenant Waiver between Solder Station One, Inc. and LaSalle Bank, N.A. dated March 30, 2000, incorporated by the Reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the quarter ended March 31, 2000.

10.46 Sixth Amendment to Credit and Security Agreement and Amendment of Default Letter between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated July 28, 2000, incorporated by Reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended June 20, 2000.

10.47             Form of  Series B Warrant  dated  October  17,  2000
     for 75,000 shares with an exercise price of $4.00 per share exercisable on or before October 17, 2007, incorporated by Reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended September 30, 2000

10.48 Form of 13% Subordinated Note dated October 17, 2000 for $375,000, with interest paid quarterly due October 27, 2005, incorporated by Reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended September 30, 2000.

10.49             Form   of  LLC   Interest   and   Warrant   Purchase
     Agreement between the Company, Zecal Technology, LLC, HTI Z Corp. and LZ Partners, LLC dated October 16, 2000, incorporated by Reference to Exhibit 10.3 to the Registrants Quarterly Report on Form 10.2 for the quarter ended September 30, 2000.

10.50 Form of Zecal Technology, LLC Warrant dated October 16, 2000 for $3,000,000 on Preferred Company Interest granted to LZ Partners, LLC exercisable on or before October 15, 2005, incorporated by Reference to Exhibit 10.4 to the Registrants Quarterly Report on Form 10.2 for the quarter ended September 30, 2000.

10.51 Form of Amendment to Management Agreement between the Company and the Partnerships dated October 17, 2000, incorporated by Reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended September 30, 2000.

10.52 Form of Collateral Pledge Agreement between HTI Z Corp (formerly known as Zecal Corp.) and Wells Fargo Business Credit, Inc, incorporated by Reference to Exhibit 99.2 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.53 Form of Fifth Amendment to Credit and Security Agreement between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc., incorporated by Reference to Exhibit
     99.3 to the  Registrants  Current  Report  on Form 8-K  Dated May
     24, 2000.

10.54 Form of Asset Purchase Agreement among Heartland Technology, Inc., Zecal Corp. and Zecal Technology, LLC, incorporated by Reference to Exhibit 99.4 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.55 Form of Limited Liability Company Agreement between Zecal Corp. and LZ Partners, LLC, incorporated by Reference to Exhibit 99.5 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.56 Form of Members Agreement between Zecal Technology, LLC and each of the members listed on the Schedule of Members, incorporated by Reference to Exhibit 99.6 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.57 Form of Management Services Agreement between Heartland Technology, Inc. and Zecal Technology, LLC, incorporated by Reference to Exhibit 99.7 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.58 Form of Registration Agreement among Zecal Technology, LLC, LZ Partners, LLC; and Zecal Corp., incorporated by Reference to Exhibit 99.8 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.59             Form of  Replacement  Guarantee  by  corporation  by
     HTI Z Corp.  for the  benefit  of Wells  Fargo  Business  Credit,
     Inc, incorporated by Reference to Exhibit 99.9 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.60 Form of Replacement Security Agreement between HTI Z Corp. (formerly known as Zecal Corp.) and Wells Fargo Business Credit, incorporated by Reference to Exhibit 99.10 to the Registrants Current Report on Form 8-K Dated May 24, 2000.

10.61             HTI  Interests,   LLC  Operating   Agreement   dated
     December  31,  1999  by   Heartland   Technology,   Inc.   (filed
     herewith).

10.62 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Interests, LLC (filed herewith)

10.63 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Class B, LLC (filed herewith).

10.64             HTI   Class  B,  LLC   Operating   Agreement   dated
     February, 2000 by Heartland Technology, Inc. (filed herewith).

10.65             Shareholder  Agreement dated  February,  2000 by and
     among  HTI  Principals,   Inc.  and  named  shareholders   (filed
     herewith).

10.66 Shareholder Agreement dated February, 2000 by and among Newco, Inc. and named shareholders (filed herewith).

10.67 Third Amendment dated April 11, 2000 to Employment Agreement between Heartland Technology, Inc. and Edwin Jacobson (filed herewith).

10.68 Senior Security Agreement dated December 14, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners (filed herewith).

10.69 Release and Termination of Security Interest dated December 14, 2000 by Edwin Jacobson as Collateral Agent (filed herewith).

10.70 Line of Credit Promissory Note in the principal amount of $4,000,000 dated December 14, 2000 by and among Heartland Technology, Inc. Heartland Partners, L.P. and CMC Heartland Partners (filed herewith).

10.71 Control Agreement dated December 14, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and CMC Heartland Partners (filed herewith).

10.72 Control Agreement dated December18, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and PG Oldco, Inc. (filed herewith).

10.73             Promissory   Note  in  the   principal   amount   of
     $800,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2000 (filed herewith).

10.74             Promissory   Note  in  the   principle   amount   of
     $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2001 (filed herewith).

10.75             Promissory   Note  in  the   principle   amount   of
     $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2002 (filed herewith).

10.76             Promissory   Note  in  the   principle   amount   of
     $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2003 (filed herewith).

10.77             Promissory   Note  in  the   principle   amount   of
     $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2004 (filed herewith).

10.78 Subordinated Security Agreement dated December 18, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc. and PG Oldco, Inc. (filed herewith).

10.79 Lien Subordination and Inter-Creditor Agreement dated December 18, 2000 by and among CMC Heartland Partners,
     Heartland Partners, L.P., PG Oldco, Inc. and Heartland Technology, Inc. (filed herewith).

10.80 Line of Credit Promissory Note in the principal amount of $6,000,000 dated December 29, 2000 by and among Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners (filed herewith).

10.81 Series C Warrant dated February 16, 2001 for 320,000 shares of Heartland Technology, Inc Common Stock at an exercise price of $1.05 per share granted to Heartland Partners, L.P. (filed herewith).

21                Subsidiaries  of Heartland  Technology,  Inc. (filed
     herewith).

99.1 Part II Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 2000, of Heartland Partners, L.P. (filed herewith).


____________________________
* Management contract or compensatory plan or arrangement.
** Certain  schedules and similar  attachments  have been omitted.  The
     Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.


(b)  Reports on Form 8-K
No  reports  on Form 8-K have been  filed  during  the  quarter  ended
     December 31, 2000.

                                                            Exhibit 21


              Subsidiaries of Heartland Technology, Inc.

The following is a list of all of the registrant's direct and indirect subsidiaries, state of incorporation or organization and the percentage of ownership of each.

Name of subsidiary                 State               Ownership
- ------------------                 -----               ---------

PG Design Electronics, Inc.        Delaware            100%

Zecal Technology, Inc.             Delaware            (a)

Solder Station-One                 California          100%

HTI Z Corp.(formerly Zecal Corp.)  Delaware            100%

HTI Interests, LLC                 Delaware            99.9%

HTI Class B, LLC                   Delaware            100%



(a)   42% owned by HTI Z at December 31, 2000 (38% at March 31, 2001)