Form 10-K/A
period 2000-12-31
HEARTLAND TECHNOLOGY INC
filed 2001-04-30
CIK 831115

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

Forward-Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Condition and Results of Operation section, and elsewhere in this Form 10-KA, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and analysis of Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of the Company's stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

The undersigned registrants hereby amends and restates information in Part I (Item 1), Part II (Item 8) and Part IV (Item 14 exhibit 21) to change the Company's March 31, 2001 ownership percentage of Zecal from 38% to 30% and restates the information required by Part III (Items 10, 11, 12 and 13) of the previously filed Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART I


Item 1. Business (as Amended April 30, 2001)

Heartland  Technology,   Inc.  (the  "Company"  or  "HTI")  has  two  lines  of
business. It is engaged in electronic contract manufacturing through its subsidiaries, P.G. Design Electronics, Inc. ("PG"), HTI Z Corp ("HTI Z") (formerly Zecal Corp.), Zecal Technology, LLC ("Zecal"), Solder Station One ("Solder"), HTI Interests, LLC ("HTII"), and HTI Class B, LLC ("HTI B"). The investment in Zecal, which as of March 31, 2001 is 30% owned, (42% at December 31, 2000) is accounted for using the equity method.

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

On April 10, 1998, the Company acquired the stock of Solder, a provider of specialty services to the printed circuit board industry.

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

On October 20, 2000 the Company received a $4.5 million cash call in connection with its equity ownership of Zecal. The purpose of the cash call was to provide Zecal with funds for operations and capital expenditures. The Company subscribed to and funded $1.125 million of the cash call. LZ, the other owner of Zecal, subscribed and funded $3 million of the cash call. As a result, the Company's percentage ownership of Zecal decreased from 50% to 42%. LZ also received warrants for equity in Zecal which, if exercised, could reduce the Company's percentage ownership in the Zecal to 32%. The Company raised the funds for the cash call from two sources: $750,000 was through a loan from CMC Heartland and $375,000 was raised by issuing a Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment to WFBC. HTI Z is obligated to pay the $1,450,000 to Zecal. This contribution reduced the Company's percentage ownership of Zecal to approximately 30%. The Company is no longer in managerial control of Zecal. Zecal will issue additional cash calls in the future and the Company is not likely to subscribe to these cash calls. Accordingly, its percentage of ownership will be reduced further.

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

Zecal is in the business of producing electronic circuits on ceramic substrates using its proprietary Z-Strate(R) process. Zecal has introduced refinements to the Z-Strate(R) process to provide cost effective ceramic interconnect solutions for radio frequency ("RF") wireless and broadband telecommunications markets as well as power sensitive electronic systems and components. RF applications include wireless communication products such as cellular phone handsets, cellular phone stations, satellite phones and coaxial and fiber-optic cable television ("CATV") distribution systems. Z-Strate(R) retains its electrical properties in harsh environments, over an extremely high temperature range. Z-Strate(R) is also well suited for leading edge "chip scale" packaging, "flip-chip" applications, small power supplies and other applications that require very high-density wiring (up to 1,600 circuits panel). Zecal also designs and tests Z-Strate(R) circuit boards.

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

Economic, and Other Conditions Generally. The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of the Partnerships, and in turn the Company.

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

Item 8.  Financial  Statements  and  Supplementary  Data. (as Amended April 30,
2001)

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


                                          ERNST & YOUNG LLP

Chicago, Illinois
March 21, 2001, except for
Note 9, for which the date is
March 30, 2001

                     Heartland Technology, Inc.
                    Consolidated Balance Sheets

          (Amounts in thousands, except per share amounts)


                                                      December 31,
                                                      ------------

                                                   2000         1999
                                                ----------   ----------
Current assets:
   Cash and cash equivalents                    $      346   $      105
   Accounts receivable,  net reserves of $77
   in 2000 and $250 in 1999                          2,836        3,643
   Due from affiliate                                  842           --
   Inventories, net                                    760        3,236
   Prepaid expenses                                    335          335
                                                ----------   ----------
      Total current assets                           5,119        7,319

Property and equipment:
   Machinery and equipment                           8,261       10,339
   Furniture and fixtures                              509          593
   Leasehold improvements                              458          887
                                                ----------   ----------
                                                     9,228       11,819
Less accumulated depreciation                        5,728        4,506
                                                ----------   ----------
                                                     3,500        7,313
                                                ----------   ----------
Other assets:
   Goodwill,  net of accumulated
   amortization of $4,126 in 2000 and
   $1,422 in 1999                                    8,724       11,429
   Deferred  debt  issuance   costs  net  of
   accumulated  amortization of $150 in 2000
   and $82 in 1999                                     126          118
   Other                                               175          145
   Investment in joint venture                         526           --
   Investment in partnerships                        8,374        4,387
                                                ----------   ----------
      Total assets                              $   26,544   $   30,711
                                                ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                               $       --   $      757
   Debt in default                                   6,748        6,172
   Accounts payable, trade                           2,724        4,321
   Accrued expenses and other liabilities            1,996        1,693
   Current portion of long-term debt                 1,938        3,867
   Current portion of capital lease
   obligations                                          74          108
   Allowance for claims and liabilities              1,281        1,281
   Payable to affiliates                             4,580        1,093
                                                ----------   ----------
      Total current liabilities                     19,341       19,292
                                                ----------   ----------

Long-term debt, less current portion                 2,935        3,888
Capital lease obligation, less current
portion                                                 47          222

Stockholders' equity:
   Common  stock,  $.30 par value per share,
   authorized 10,000,000 shares,
   1,671,238 shares issued and outstanding             501          501
   Additional paid-in capital                       12,020       10,773
   Accumulated deficit                              (8,300)      (3,965)
                                                ----------   ----------
      Total stockholders' equity                     4,221        7,309
                                                ----------   ----------
      Total  liabilities  and  stockholders'
      equity                                    $   26,544   $   30,711
                                                ==========   ==========
See accompanying notes.

                    Heartland Technology, Inc.
               Consolidated Statements of Operations

         (Amounts in thousands, except per share amounts)



                                       Years ended December 31,

                                             2000         1999         1998
                                          ----------   ----------   ----------
Net sales                                 $   22,619   $   35,158   $   27,668
Cost of sales                                 19,118       29,875       20,861
                                          ----------   ----------   ----------
Gross margin                                   3,501        5,283        6,807

Other income (loss):
  Management fee from affiliate                  425          425          425
  Income  (loss) from  investment
  in partnerships                              3,987       (3,754)         (11)
  Equity  in loss from joint
  venture                                     (1,602)          --           --
  Miscellaneous, net                             359          255           89
                                          ----------   ----------   ----------
  Total other income (loss)                    3,169       (3,074)         503

Other expenses:
  Selling, general and administrative          5,937        9,622        8,124
  Interest expense                             2,363        1,589        1,018
  Special compensation amortization               --           --          188
  Write down of goodwill                       2,026           --           --
  Amortization expense                           745          760          697
                                          ----------   ----------   ----------
    Total other expenses                      11,071       11,971       10,027
                                          ----------   ----------   ----------
Loss before income taxes and
extraordinary item                            (4,401)      (9,762)      (2,717)
Income tax benefit                               (66)        (158)        (580)
                                          ----------   ----------   ----------

Net loss before extraordinary item            (4,335)      (9,604)      (2,137)

Extraordinary loss on debt refinancing            --         (509)          --
                                          ----------   ----------   ----------
Net loss                                  $   (4,335)  $  (10,113)  $   (2,137)
                                          ==========   ==========   ==========

Basic and diluted  loss per share
before extraordinary item                 $    (2.60)  $    (5.75)  $    (1.28)
                                          ----------   ----------   ----------
Extraordinary item debt refinancing               --        (0.30)          --
                                          ----------   ----------   ----------
Basic and diluted loss per share          $    (2.60)  $    (6.05)  $    (1,28)
                                          ==========   ==========   ==========
Weighted average number of
common shares outstanding                      1,671        1,671        1,671
                                          ==========   ==========   ==========

See accompanying notes.

                           Heartland Technology, Inc.
                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998
                             (Amounts in thousands)




                                                               (Accumulated
                                                 Additional      Deficit)          Total
                                   Common         Paid-in        Retained      Stockholders'
                                   Stock          Capital        Earnings          Equity
                               -------------   -------------   -------------   -------------

Balance at January 1, 1998     $         501   $      10,773   $       8,285   $      19,559

Net loss                                                              (2,137)         (2,137)
                               -------------   -------------   -------------   -------------

Balance at December 31, 1998             501          10,773           6,148          17,422

Net loss                                                             (10,113)        (10,113)
                               -------------   -------------   -------------   -------------

Balance at December 31, 1999             501          10,773          (3,965)          7,309

Value of warrants issued                               1,247                           1,247

Net loss                                                              (4,335)         (4,335)
                               -------------   -------------   -------------   -------------

Balance at December 31, 2000   $         501   $      12,020   $      (8,300)  $       4,221
                               =============   =============   =============   =============



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

   Net Loss Per Share

   Basic earnings per share is based on weighted average shares outstanding for the respective periods. Diluted earnings per share includes the dilutive effects of options and warrants securities. Due to the net loss for the years ended December 31, 2000, 1999 and 1998, the inclusion of any additional shares from outstanding stock options or warrants (Notes 9 and 16) would be antidilutive. Therefore, no options or warrants have been included in the calculation of diluted earnings per share in 2000, 1999 and 1998.



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

Unaudited proforma results of operations for the Company for the year ended December 31, 1998 assuming the acquisitions had occurred on January 1, 1998 is as follows:



                                             1998
                                      ------------------
                                         (Amounts in
                                          thousands
                                       except per share
                                           amounts)

  Net sales                           $           30,289

  Net loss                            $           (2,951)


  Basic loss per share                $            (1.77)

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000

6. Inventories

Inventories consist of the following:  (Amounts in thousands)
                                          2000         1999
                                       ----------   ----------
     Raw material                      $      844   $    3,826

     Work-in-process                            1          140

     Finished goods                            30          188
                                       ----------   ----------
                                              875        4,154

     Less: reserve for obsolescence           115          918
                                       ----------   ----------
                                       $      760   $    3,236
                                       ==========   ==========


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

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000


On May 5, 2000, HTI Z and LZ Partners, LLC ("LZ"), a third party, funded a newly organized entity Zecal. HTI Z contributed the following assets and liabilities of Zecal Corp. to Zecal in exchange for a 50% interest:


                                (Amounts in thousands)
                                ----------------------

     Cash                       $                    8

     Accounts receivable,
     net of reserves                               320

     Inventory, net                                308

     Prepaid expenses                                6

     Property and
     equipment, net of
     accumulated
     depreciation                                2,042

     Accounts payable, trade                      (519)

     Accrued expenses and
     other liabilities                            (320)

     Payable to affiliates                        (842)
                                ----------------------
     Investment in joint
     venture                    $                1,003
                                ======================


LZ initially contributed $4 million to Zecal. On October 20, 2000, the Company invested an additional $1,125,000 as a part of a total $4,500,000 cash call from Zecal. As the Company funded less than its 50% share of the cash call, the Company's percentage ownership of Zecal decreased from 50% to 42%. LZ also received warrants for equity in Zecal, which, if exercised, could further reduce the Company's percentage ownership in the Zecal. As part of the LLC agreement, Zecal provided a guarantee of $1,450,000 of the HTI Z WFBC debt, which is secured by the Zecal equipment. In connection with this, on March 30, 2001, Zecal paid WFBC $1,450,000 of the HTI Z debt outstanding. The payment was funded through a capital contribution by LZ, thereby further reducing the Company's percentage ownership of Zecal to approximately 30%. The Company's equity in the loss of Zecal for 2000 is $1,602,000.

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

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000

The condensed financial statements of Heartland as of December 31, 2000 and 1999 and for the years then ended, December 31, 2000, 1999 and 1998 are as follows (amounts in thousands):


                                                            2000         1999
                                                         ----------   ----------

Assets:
Cash and marketable securities                           $    2,849   $    4,412
Receivables, net                                                582          373
Other assets                                                  4,860        1,310
Net properties and investment in joint venture               39,293       51,161
                                                         ----------   ----------

Total assets                                             $   47,584   $   57,256
                                                         ==========   ==========

Liabilities:
Accounts payable, accrued expenses and other
liabilities                                              $   12,935   $   16,030
Allowance for claims and liabilities                          4,478        2,804
Loans payable                                                14,675       32,770
                                                         ----------   ----------

Total liabilities                                        $   32,088   $   51,604
                                                         ----------   ----------

Partners' Capital:
General partner                                                  60           --
Class A partners                                              5,873           --
Class B partner                                               9,563        5,652
                                                         ----------   ----------
Total partners' capital                                      15,496        5,652
                                                         ----------   ----------
Total liabilities and partners' capital                  $   47,584   $   57,256
                                                         ==========   ==========



                                            2000         1999        1998
                                         ----------   ----------   ---------
Revenues:
Property sales                           $   61,009   $   11,548   $   6,231
Less: cost of property sales                 45,612        9,772       4,405
                                         ----------   ----------   ---------
     Gross profit on property sales          15,397        1,776       1,826
Rental and other income                       2,103        1,812       1,463
                                         ----------   ----------   ---------
          Total net revenues                 17,500        3,588       3,289


Expenses:
Selling, general and administrative           6,894        6,607       8,425
Real estate taxes                                67          179         399
Management fee                                  425          425         425
Depreciation and amortization                   270          134         124
                                         ----------   ----------   ---------
          Total expenses                      7,656        7,345       9,373
                                         ----------   ----------   ---------

          Net income (loss)              $    9,844   $   (3,757)  $  (6,084)
                                         ----------   ----------   ---------

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000

   8. Lines of Credit


                                                  (Amounts in thousands)
                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------
      Line  of  credit  with  Wells
      Fargo Business  Credit,  Inc.
      ("WFBC"),   bearing  interest
      at the base rate  plus  0.25%
      plus  the  3%  default   rate
      (12.75%   at   December   31,
      2000)  (included  in  debt in
      default)                            $             161   $           2,572

      Line of credit  with  LaSalle
      National     Bank    ("LSNB")
      bearing  interest at the base
      rate   plus  2%   (8.77%  at
      December 31, 2000)  (included
      in debt in default)                 $             500   $             757
                                          -----------------   -----------------
      Total    lines   of    credit
      (included in debt in default)       $             661   $           3,329
                                          =================   =================

   In January 1999, the Company entered into an agreement with WFBC. The agreement, provides for a line of credit with a maximum available amount of $10,500,000, not to exceed 68% of eligible accounts receivable, less
   $275,000,   and  a  term  loan  of  $4,500,000   described  in  Note  9.  The
   percentage applied to eligible accounts receivable to calculate maximum line of credit borrowing amount is reduced by 1% each week commencing September 4, 2000. Borrowings are collateralized by accounts receivable and inventory. The interest rate on the loans at December 31, 2000 is the lender's base rate plus 0.25% plus the 3% default rate (12.75% at December 31, 2000). At December 31, 2000, the principal amount outstanding on the line of credit was $161,000. The unused portion of this line of credit as of December 31, 2000 was $116,000. The line of credit is subject to certain covenants that are in violation as of December 31, 2000 for which a waiver has not been obtained. Therefore, the balance of $161,000 is classified as debt in default.

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

   9. Long Term Debt

       The Company's debt obligations consist of
       the following:
                                            (Amounts in thousands)
                                          December 31,   December 31,
                                              2000           1999
                                          ------------   ------------
       Term loan payable to LaSalle
       National Bank in original
       principal amount of
       $1,200,000. Interest is at
       prime plus 1.5% (11% at
       December 31, 2000) and is
       paid monthly.  The loan has
       level monthly principal
       payments over three years
       (included in debt in default)      $        240            607

       Term loan payable to LaSalle
       National Bank in original
       principal amount of $900,000.
       Interest is at prime plus
       1.0% (10.50% at December 31,
       2000) and is paid monthly.
       The loan has level monthly
       principal payments over five
       years (included in debt in
       default)                                    420            585

       Term loan payable to Wells
       Fargo Business Credit in
       original amount of
       $4,500,000. Principal
       payments of $35,000 are
       payable on a weekly basis.
       Interest is paid monthly and
       accrues at the base rate plus
       0.25% plus the 3% default
       rate (12.75% at December 31,
       2000) (included in debt in
       default)                                  2,240          3,600

       Other notes payable                         218            158

       Subordinated notes to related
       parties bearing interest at
       13%.  Interest payable
       quarterly                                 1,655            450

       Subordinated note to the
       sellers of Solder bearing 8%
       interest payable quarterly
       and having three semiannual
       principal payments of
       $400,000 plus a final payment
       of $500,000 plus accrued
       interest. (included in debt
       in default)                               2,059          1,927

       Subordinated note to the
       seller of Zecal Corp. with 8%
       interest beginning on April
       29, 1999.  Interest, with
       principal payments of $91,667
       are due quarterly beginning
       July 30, 1999 (included in
       debt in default)                          1,128          1,028

       Subordinated notes to the
       seller of P.G. Design bearing
       8% interest, paid quarterly.
       The notes are payable
       $800,000 on December 31, 2000
       and four annual payments of
       $550,000 each December 31,
       2001 through December 31, 2004            3,000          3,000
                                          ------------   ------------
       Total long term debt                     10,960         11,355
                                          ------------   ------------

       Less current portion of
       long-term debt, including
       debt in default                           8,025          7,467
                                          ------------   ------------
       Long term debt, less current
       portion                            $      2,935   $      3,888
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

The 405,000 warrants discussed above were valued at $1,247,000 as calculated using the Black Sholes method, with $526,000 of this amount amortized as interest expense in 2000. At December 31, 2000, the $2,375,000 in subordinated debentures are recorded in the accompanying balance sheet at $1,655,000, a reduction of $720,000 representing the unamortized discount associated with these warrants

In January 1999, the Company entered into an agreement with WFBC which provides for a maximum line of credit of $10,500,000 and a term loan of $4,500,000. The agreement has an unused line fee of 0.25% per annum, payable monthly based on the average daily unused amount, and a facility fee of 0.25% per annum, payable quarterly. In January 1999, the proceeds from the WFBC loan were used to repay an existing loan from another lender. As a result, the Company incurred prepayment penalties from the previous lender of $353,000. In addition, unamortized loan origination fees of $156,000 relating to the previous loan were written off. These amounts were recorded as an extraordinary charge in 1999. The Company is in default of certain loan covenants and as a result, WFBC has demanded payment in full by June 5, 2001. As a result, the amounts outstanding are included in debt in default. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment guarantee to WFBC. HTI Z is obligated to pay $1,450,000 to Zecal. This contribution reduced the Company's percentage ownership of Zecal to approximately 30%.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver. As a result, the amounts outstanding are included in debt in default

Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. The Company was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future interest payments. Deferred interest in the amount of $359,000 has been added to the loan balance and is due no later than October 10, 2001. The Company has entered into discussions with the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company does not know what the outcome of those discussions will be. The Company did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. Management does not agree with the seller that the notes are in default because the financial covenants of the LSNB loan prohibit payments on the note. The amounts outstanding are included in debt in default.

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,100,000. The Company has made no payments since July 30, 1999. In connection with the transfer of the HTI Z assets to Zecal in May 2000 (Note 7), Zecal agreed to reimburse HTI Z for $843,000 of the outstanding balance plus interest. Amounts are to be reimbursed as payments are made by HTI Z. Reimbursement due as of December 31, 2000 of $843,000 is included in Due from Affiliate.

Maturities of long term debt subsequent to December 31, 2000 are as follows:


                                (Amounts in thousands)

        2001                          $    7,848

        2002                               2,312

        2003                                 595

        2004                                 550

        2005                                 375
                                      ----------
        Total                         $   11,680
                                      ==========




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



  Future minimum lease payments under capital
  lease obligations:                              (Amounts in thousands)

                                         2001                         80

                                         2002                         46

                                         2003                          5
                                                  ----------------------
       Total minimum lease payments                                  131

       Less amount representing
       interest                                                       10
                                                  ----------------------
       Present value of minimum
       lease payments                                                121

       Less current portion                                           74
                                                  ----------------------
       Long term portion                          $                   47
                                                  ======================


  Future minimum lease payments under
  operating lease obligations as of December
  31, 2000 is as follows:



                                         2001     $                1,250

                                         2002                        853

                                         2003                        746

                                         2004                        336
                                                  ----------------------

                                        Total     $                3,185
                                                  ======================

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000

11.  Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from operations as a result of the following at December 31:



                                  2000         1999       1998
                                ---------   ---------   ---------
Computed "expected" tax
(benefit) expense               $  (1,540)  $  (3,478)  $    (950)

Change in valuation allowance       2,140       3,218         265

State income taxes, net of
federal benefits                      (43)         15          93

Other, net                           (667)         87          12
                                ---------   ---------   ---------
Income tax (benefit) expense    $     (66)  $    (158)  $    (580)
                                =========   =========   =========

The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31 are as follows:

                                                       (Amount in thousands)
                                                          1999       2000

Deferred tax assets:

Net operating loss carryforward                        $   6,693   $   4,131
Basis differences in investment in partnerships              425         431
AMT credit carryforward                                      919         919
Inventory reserves                                            39         317
Reserve for discontinued operations                          110         110
Reserve for claims, liabilities and reorganization           130         130
Compensation and benefits                                     99         136
Other, net                                                    65         145
                                                       ---------   ---------
   Total deferred tax assets                               8,480       6,319
   Less valuation allowance                               (8,133)     (5,993)
                                                       ---------   ---------
   Net deferred tax assets                                   347         326

Deferred tax liabilities:
Excess tax depreciation                                     (300)       (363)
Excess tax goodwill amortization                             (47)         37
                                                       ---------   ---------
   Total deferred tax liabilities                           (347)       (326)
                                                       ---------   ---------
   Deferred tax asset, net                                    --          --
                                                       =========   =========

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000


The provision (benefit) for income taxes is comprised of the following:

                                 (Amounts in thousands)

                                   2000         1999         1998

       Current

          Federal               $       --   $     (181)  $     (983)

          State                        (66)          23          141
                                ----------   ----------   ----------
                                       (66)        (158)        (842)

       Deferred

          Federal                       --           --          262

          State                         --           --           --
                                ----------   ----------   ----------
                                                                 262

       Total                    $      (66)  $     (158)  $     (580)
                                ==========   ==========   ==========


Included in the Company's deferred tax assets are AMT carryforwards of approximately $919,000 which have no expiration date. At December 31, 2000, the Company has net operating less carryforwards of approximately $19,600,000 which begin to expire in 2018.

12. Major Customers

Sales to two major customers totaled $8,909,000 in 2000, $16,606,000 in 1999 and $19,742,000 in 1998. The accounts receivable balance for these customers at December 31, 2000 and 1999 was $912,000 and $1,514,000, respectively. During the fourth quarter of 2000, the Company also has two significant suppliers whose accounts payable balance totals $893,000 at December 31, 2000. During the fourth quarter of 2000, the Company lost NEC as a customer, and could lose other customers, the loss of one or more of them could have a material adverse effect on the Company's results. The loss of any one of these customers or suppliers could have a material adverse effect on the Company

13. Contingent Liabilities

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

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000


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

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000

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

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000


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


The fair value of each option grant is estimated on the day of the grant using the Black Scholes option valuation model which, during 1998 when the options were granted, was:

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

                            Heartland Technology, Inc.
                    Notes to Consolidated Financial Statements
                                December 31, 2000


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

                                   PART III
                          (as Amended April 30, 2001)

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

At the 2001 Annual Meeting of the Stockholders, the Class II director will be elected for a term expiring at the 2004 Annual Meeting of Stockholders. The current Class II director is Ezra K. Zilkha. The continuing Class I directors, Robert S. Davis and Gordon H. Newman are serving terms that expire on the date of the 2003 Annual Meeting of Stockholders. The continuing Class III directors, Edwin Jacobson and John R. Torell III are serving terms that expire on the date of the 2002 Annual Meeting of Stockholders. Information with respect to the Company's directors is set forth below:


Name and Age                     Principal Occupation, Business
------------                      Experience and Directorships

Class I Directors
Robert S. Davis, 86        Director of the  Company  (Class I) (since
                           October 1988);  Member of the compensation
                           committee   and   chairman  of  the  audit
                           committee  of the  Board  of the  Company;
                           Self-employed  consultant  (for  more than
                           the  past   five   years);   Senior   Vice
                           President  (1978-79),  St. Paul  Companies
                           (insurance), St. Paul, Minnesota.


Gordon H. Newman, 68       Director of the  Company  (Class I) (since
                           February   1999);   Member  of  the  audit
                           committee  of the  Board  of the  Company;
                           Private  Investor  and Trustee for various
                           non-profit  entities (since 1995);  Senior
                           Vice     President,     General    Counsel
                           (1975-1995) and Vice President,  Assistant
                           General  Counsel and  Assistant  Secretary
                           (1967-1975),    Sara    Lee    Corporation
                           (formerly Consolidated Foods Corporation).


Class II Director
Ezra K. Zilkha, 75         Director of the Company  (Class II) (since
                           October  1988);  Chairman  of the Board of
                           the  Company;   Member  of  the  executive
                           committee     and    chairman    of    the
                           compensation  committee  of the  Board  of
                           the   Company;   President   and  Director
                           (since   1956),   Zilkha   &  Sons,   Inc.
                           (private   investments),   New  York,  New
                           York;   Mr.   Zilkha   also  serves  as  a
                           director of The  Newhall  Land and Farming
                           Company.

Class III Directors
Edwin Jacobson, 71         President and Chief  Executive  Officer of
                           the  Company   (since   September   1990);
                           Director  of  the   Company   (Class  III)
                           (since  November  1985);  Chairman  of the
                           executive  committee  of the  Board of the
                           Company;  President  and  Chief  Executive
                           Officer of CMC Heartland  Partners  (since
                           September 1990),  Chicago,  Illinois (real
                           estate)  (a general  partnership  of which
                           the  Company  is  the   managing   general
                           partner);   Chairman   of  the   Executive
                           Committee   (June  1992  -  March   1999);
                           President  and  Chief  Executive   Officer
                           (1994-1997), Avatar Holdings Inc. (real estate, water and wastewater utilities operations), Coral Gables, Florida.


John R. Torell III, 61     Director  of  the   Company   (Class  III)
                           (since September 1997); Member of the executive and audit committees of the Board of the Company; Chairman (since
                           1990),  Torell Management Inc.  (financial
                           advisory),  New  York,  New  York;  Senior
                           Managing  Partner  (since  2000),  Conifer
                           Capital Group (merchant banking).


               Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2000, the Board of Directors held thirteen meetings. During such period, each of the incumbent directors of the Company, with the exception of Mr. Torell, attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and
(ii) the total number of meetings held by all committees of the Board of Directors on which such director served. The Board of Directors has standing executive, audit and compensation committees.

The members of the executive committee are Edwin Jacobson, John R. Torell III and Ezra K. Zilkha. The executive committee, subject to certain exceptions, has the authority to act in place of the Board of Directors, when it is not in session, on all matters which would otherwise come before the Board of
Directors, including the functions of board nominations. The executive committee held no meetings during the fiscal year ended December 31, 2000.

The members of the audit committee are Robert S. Davis, Gordon H. Newman and John R. Torell III. The audit committee's primary responsibilities are to select the Company's independent auditors, to approve the overall scope of the audit, to review the results of operations of the Company and to review the Company's system of internal controls. The audit committee held three meetings during the fiscal year ended December 31, 2000.

The members of the compensation committee are Ezra K. Zilkha and Robert S. Davis. The compensation committee's primary responsibilities are to review the compensation arrangements relating to executive officers and key employees of the Company, to make recommendations to the Board of Directors concerning executive compensation and benefits policies for the Company, and to administer the Company's 1997 Incentive and Capital Accumulation Plan, as amended. The compensation committee held one meeting during the fiscal year ended December 31, 2000.

                              Executive Officers

The following table sets forth certain information with regard to the executive officers of the Company (other than Edwin Jacobson, who also serves as a director of the Company).


Name and Age                     Principal Occupation, Business
------------                      Experience and Directorships

Lawrence S. Adelson, 51    Vice President and General  Counsel (since
                           October  1988)  of  the  Company;  General
                           Counsel  (since June 1990),  CMC Heartland
                           Partners    (real   estate)   (a   general
                           partnership of which the Company is the managing general partner).


Richard P. Brandstatter,
45 Vice President - Finance, Treasurer and Secretary of the Company (since February
                           1999);    Vice    President   -   Finance,
                           Treasurer  and  Secretary   (since  August
                           1995),  Controller  (November  1994-August
                           1995)   CMC   Heartland   Partners   (real
                           estate)  (a general  partnership  of which
                           the  Company  is  the   managing   general
                           partner).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of Common Stock, to file forms reporting their initial beneficial ownership of Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. All of these filing requirements were satisfied during the year ended December 31, 2000, except that Edwin Jacobson, President and Chief Executive Officer and Director of the Company, did not file on a timely basis two reports relating to two transactions and; Ezra K. Zilkha, Chairman of the Board of the Company, did not file on a timely basis, one report relating to one transaction. In making these disclosures, the Company relied solely upon a review of the forms furnished to the Company.

Item 11. Executive Compensation


                            EXECUTIVE COMPENSATION

                     Summary Compensation Table*

The following table sets forth information in respect of the compensation for 2000, 1999, and 1998 of the Company's Chief Executive Officer, the only executive officer of the Company whose total salary and bonus in 2000 exceeded $100,000 (sometimes referred to herein as the "Named Executive Officer"):


                                                   Long-Term
                                                  Compensation
                                                     Awards
                                                  ------------
                                                   Securities         All
                                   Annual          Underlying        Other
                                Compensation       Options/SAR    Compensation

                       Year     Salary ($)   Bonus ($)      (#)         ($)
                    ----------  ----------  ----------  ----------  ----------

Edwin Jacobson
President and          2000       175,000       0            0          925
Chief Executive        1999       175,000       0            0        1,950
Officer                1998       175,000       0         75,000      5,000




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

(1) All Other Compensation consists of contributions for the benefit of Mr. Jacobson made by CMC Heartland under CMC Heartland's Group Savings Plan, a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, to match pre-tax elective deferrals contributions (included under Salary) made to such plan.

                  Aggregated Option/SAR Exercises in 2000 and
                    Option/SAR Values at December 31, 2000

No options or stock appreciation rights were exercised by Mr. Jacobson in 2000. The following table provides information regarding the total number of securities underlying unexercised options and stock appreciation rights as of December 31, 2000.




                       Number of Securities Underlying
                         Unexercised Options/SARs at
                              December 31, 2000
                              -----------------
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

Employment Agreement

Edwin Jacobson, the Company's President and Chief Executive Officer, provides services to the Company in such capacities pursuant to an employment agreement, dated June 29, 1993, as amended, for a term ending on May 30,
2005.  The  employment   agreement  provides  for  an  annual  base  salary  of
$175,000, all or a portion of which may be deferred at Mr. Jacobson's election. During the term of the employment agreement, Mr. Jacobson has the right to continue his employment with CMC Heartland and to pursue other employment and business activities not in competition with the activities of the Company (after prior notice of such activities has been delivered to the Chairman of the Executive Committee of the Board of Directors of the Company), and is not obligated to devote his full business time to the activities of the Company. Mr. Jacobson is, however, required to devote an amount of time to the activities of the Company determined by the Board of Directors to be required of him to accomplish the business objectives of the Company. On June 1, 1997, the employment agreement was amended to increase Mr. Jacobson's base salary from $90,000 to the current $175,000 per year. On April 11, 2000, the Employment Agreement was amended to extend the expiration date to May 30, 2005.

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

Base salary levels are set to reflect an individuals' position, responsibilities, experience, leadership and contribution to the success of the Company. Cash bonuses further reward eligible executives for superior individual performance and overall performance of the Company. Stock based compensation pursuant to the Plan creates an incentive to eligible executives to enhance the performance of the Company and the Common Stock in the future. Determination of the amount of cash bonuses and stock based compensation depends upon factors specific to each individual, and is made by the subjective determination of the Committee.

In 1997, the stockholders of the Company approved the Plan in order to provide incentives which will attract and retain highly competent persons as key employees of the Company and its subsidiaries, and to assist in aligning the interest of the Company's key employees with those of its stockholders. The Plan makes available, subject to certain adjustments, 175,000 shares of Common Stock to be reserved for awards under the Plan. The Committee has the authority to select officers and other key employees of the Company and its subsidiaries who are to receive benefits pursuant to the Plan. The Committee also has the power to modify or waive restrictions, amend benefits and to grant extensions and accelerations of benefits under the Plan. The Plan provides for the grant of any or all of the following types of benefits: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) stock awards, including restricted stock; (iv) performance awards; and (v) stock units. During 1998, the Committee granted benefits in respect of an aggregate of 175,000 shares of Common Stock. On October 31, 2000, the stockholders of the Company approved the Committees recommendation to the Board of Directors, an amendment to the Plan providing for an additional 75,000 shares of Common Stock available for benefit. As a result of two Plan eligible employee resignations in 2000, benefits previously granted in respect of 100,000 shares of Common Stock were cancelled. Total benefits in respect of 75,000 shares of Common Stock were exercisable at December 31, 2000.

During 2000, Mr. Jacobson received compensation from the Company for acting in his capacity as President and Chief Executive Officer of the Company. Mr. Jacobson's compensation is paid pursuant to an employment agreement, dated as of June 29, 1993, as amended. No cash bonuses were paid to him for 2000.

There were no other matters that required the attention of the Committee during 2000.

Members of the Committee:

Ezra K. Zilkha, Chairman
Robert S. Davis

                          PERFORMANCE GRAPH

The following graph compares the cumulative total returns on an assumed investment of $100 in the Common Stock at the closing price of the Common Stock on the last trading day of the calendar year ending December 31, 1995, as of the last trading day of each of the calendar years indicated below with the returns of a similar investment in the American Stock Exchange Market Value Index (a market value weighted broad market index maintained by Media General Financial Services, Inc. covering stocks listed on the American Stock Exchange) and a market value weighted index of all publicly traded companies in the Printed Circuit Board industry (SIC Code 3672) that have a market capitalization of less than $500 million (the "Peer Index"). The calculation of total returns herein assumes full reinvestment of dividends and no payment of brokerage or other commissions or fees. Past performance is not necessarily indicative of future performance. As a result of an acquisition on May 30, 1997, the Company began operating in the Printed Circuit Board industry. Prior to that time, the Company invested in securities.

                              [PERFORMANCE GRAPH]

                              1995     1996     1997     1998     1999     2000
                             ------   ------   ------   ------   ------   ------
Heartland Technology, Inc..  100.00    83.90   223.73    74.58    40.68    16.95
Amex Market  Index.........  100.00   105.52   126.97   125.25   156.15   154.23
Peer Index*................  100.00   133.17   181.71   323.25   627.39   543.71


Source:  Media General Financial Services, Inc.

* The Peer Index includes: ACT Manufacturing, Inc., Ariel Corp., Benchmark Electronics, EFTC Corporation, EICO Electr Ins Cap, Elamex S. A. De C.V. CL 1, Eltek Ltd., Flextronics International Ltd., Gadzoox Networks, Inc., Hadco Corp., IEC Electronics Corp., Imaging Technologies CP, Jabil Circuit, Inc., M-Wave, Inc., Merix Corp., Palomar Medical Tech., Park Electrochemical CP, Parlex Corp., Performance Tech, Inc., Plexus Corp., Qlogic Corp., Sanmina Corp., SCI Systems, Inc., Score One Inc., Sheldahl, Inc., Sigmatron International, Inc., SMTC Corporation, Smtek International, Inc., Solectron Corp., Sypris Solutions, Inc., TTM Technologies, Inc., and Viasystems Group, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 27, 2001, certain information concerning ownership of shares of the Common Stock: (i) by persons who are known by the Company to be beneficial owners of more than 5% of the outstanding shares of the Common Stock; (ii) by each director and nominee of the Company; (iii) by each Named Executive Officer (as defined under the heading "Executive Compensation"); and (iv) by all directors and executive officers of the Company as a group. As of April 27, 2001, there were 1,671,238 shares of Common Stock outstanding.


                                   Amount and
                                   Nature of
          Name of Beneficial       Beneficial         Percent
               Owner              Ownership (1)     of Class (2)
        ---------------------    --------------    --------------

        Ezra K. Zilkha           185,000 (3)(4)    8.7%
         767 Fifth Avenue
         Suite 4605
         New York, NY 10153

        Martin S. Roher          154,750 (11)      7.3%
         468 Jackson Street
         San Francisco, CA
         94111

        MSR Capital Partners     113,500 (5)       5.3%
         468 Jackson Street
         San Francisco, CA
         94111

        Jerold S. Solovy         125,000 (6)       5.9%
         c/o Jenner & Block
         One IBM Plaza
         Chicago, IL
         60611-7602

        Dorsey R. Gardner        134,800 (7)       6.3%
         P.O. Box 190240
         Miami Beach, FL
         33119

        Gordon H. Newman         1,000             *

        Robert S. Davis          2,000             *

        Edwin Jacobson           249,500(8)(9)     11.7%

        John R. Torell III       15,000            *

        All directors and        452,500(10)       21.3%
        executive officers
        as a group
        (consisting of 7
        persons)

________________________________
*Constitutes less than one percent.

(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such securities.

(2) In each case the percent of the class is calculated on the basis that 455,000 shares represented by stock options and warrants are deemed outstanding. No voting or investment power exists with respect to such shares prior to acquisition.

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

(4) Includes 82,500 shares that Mr. Zilkha has the right to acquire through the exercise of warrants.

(5) Based on Amendment 1 to Schedule 13D, dated January 20, 2000. These shares are also included in the beneficial ownership amount of Martin S. Roher.

(6)   Based on a Schedule 13G, dated February 26, 1998.

(7)   Based on Schedule 13G, dated February 13, 2001.

(8) Includes 207,500 shares which Mr. Jacobson has the right to acquire through the exercise of stock options and warrants.

(9) Includes 3,000 shares owned by Mr. Jacobson's spouse, as to which Mr. Jacobson shares voting and investment power.

(10) The number of shares that all directors and officers as a group have the right to acquire through the exercise of stock options and warrants is 290,000.

(11) Includes 113,500 shares reported as beneficially owned by MSR Capital Partners as Mr. Roher is a General partner of MSR Capital Partners. Also includes 41,250 shares that Mr. Roher has the right to acquire through the exercise of warrants. According to the Form 13D filed by MRS Capital Partners, "MSR has no contracts, arrangements, understandings or relationships (legal or otherwise) with any other person relating to the securities of the issuer, other than the relationship of Mr. Roher to MSR by virtue of his position as general partner of MSR. On Monday January 10, 2000, Mr. Roher individually invested $250,000 in a private placement acquiring a 13% Subordinated
      Note due January 2002, with detachable warrants to acquire 41,250 additional shares of the Company's Common Stock. The warrants are exercisable at $2.375 per shares through January, 2004. There is no contract arrangement or understanding between Mr. Roher and MSR with respect to such warrants or the shares which may be acquired thereby.
      Mr. Roher has advised MSR that the transaction was for investment purposes only."

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

The Company has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay the Company an annual management fee in the amount of $425,000. The Company has a facilities agreement with Heartland Partners pursuant to which Heartland Partners makes available to the Company office space, equipment and personnel. Total expense incurred for 2000 was $768,000. As of December 31, 2000, this remained unpaid and is included in payable to affiliates.

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

                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (as Amended April 30, 2001)

(a) The following documents are filed or incorporated by reference as part of this report:

  1.  Financial statements

The financial statements of Heartland Technology, Inc. are included in Part II, Item 8:

Report of Independent Auditors..........................................Page  17
Consolidated Balance Sheets at December 31, 2000 and 1999...............Page  18
Consolidated Statements of Operations for the year ended
December 31, 2000, 1999 and 1998........................................Page  19
Consolidated  Statements of  Stockholders' Equity for
the year ended  December 31, 2000, 1999 and 1998........................Page  20
Consolidated  Statements of Cash Flows year ended
December 31, 2000,  1999 and 1998.......................................Page  21
Notes to Consolidated Financial Statements..............................Page  22
Schedule II - Valuation Allowance.......................................Page  57

  2.  Financial statement schedules

The financial statements and financial statement schedules of Heartland Partners, L.P. are included in Part II Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, of Heartland Partners, L.P. (File No. 1-10520) and filed herewith as Exhibit 99.1.

  3.  Exhibits

2.1 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. **

2.2 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998).**

2.3 Acquisition Agreement, dated as of April 29, 1998, by and between Zecal, Inc., as seller, and Zecal Corp., as buyer (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 13, 1998 (the "Registrant's Form 8-K" dated May 1998). **

3.1 Certificate of Incorporation, dated as of June 2, 1993 incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

10.19 Promissory Note, dated May 30, 1997, of Milwaukee Land Company (now Heartland Technology, Inc.), in the principal amount of $1,500,000 due September 30, 2000, and payable to PG Design Electronics, Inc. (now
     PG  Oldco),  amended  and  restated  on  March 30 1998   incorporated  by
     reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

21    Subsidiaries of Heartland  Technology,  Inc.  (filed  herewith)
     (as Amended April 30, 2001).

23.1  Consent of Independent Auditors (filed herewith).

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





                                      HEARTLAND TECHNOLOGY, INC.
                                             (Registrant)

                                      By:    Edwin Jacobson
                                         ----------------------
                                            Edwin Jacobson
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  By:    Richard P. Brandstatter
                                     ------------------------------
                                        Richard P. Brandstatter
                            Vice President-Finance, Treasurer and Secretary
                             (Principal Financial and Accounting Officer)








April 27, 2001

HEARTLAND TECHNOLOGY, INC.

INDEX TO EXHIBITS (as Amended April 30, 2001)


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

10.3 Conveyance Agreement, dated as of June 27,1990, by and among Chicago Milwaukee Corporation, Milwaukee Land Company, CMC Heartland Partners and Heartland Partners, L.P., incorporated by reference to Exhibit 10.1 to Heartland Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-10520).

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

21    Subsidiaries  of  Heartland   Technology,   Inc.  (filed
      herewith) (as Amended April 30, 2001).

23.1  Consent of Independent Auditors (filed herewith).

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

                                                              Exhibit 21
                                             (as Amended April 30, 2001)


               Subsidiaries of Heartland Technology, Inc.

The following is a list of all of the registrant's direct and indirect subsidiaries, state of incorporation or organization and the percentage of ownership of each.


Name of subsidiary                    State            Ownership

PG Design Electronics, Inc.           Delaware         100%

Zecal Technology, Inc.                Delaware         (a)

Solder Station-One                    California       100%

HTI Z Corp. (formerly Zecal Corp.)    Delaware         100%

HTI Interests, LLC                    Delaware         99.9%

HTI Class B, LLC                      Delaware         100%





(a) 42% owned by HTI Z at December 31, 2000 (30% at March 31, 2001)

                                                       EXHIBIT 23.1





                  Consent of Independent Auditors



We consent to the use of our report dated March 21, 2001, except for Notes 7 and 9, for which the date is March 30, 2001, included in the Annual Report on Form 10-K of Heartland Technology, Inc. for the year ended December 31, 2000, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.



                                          Ernst & Young LLP


Chicago, Illinois
April 24, 2001