Form 10-Q
period 2001-03-31
HEARTLAND TECHNOLOGY INC
filed 2001-05-15
CIK 831115

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended            March 31, 2001
                                     -------------------------------------------

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                         to
                                     ------------------------   ----------------


Commission File Number: 1-11956


                           HEARTLAND TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      36-1487580
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


330 North Jefferson Court, Chicago, Illinois, Suite 305               60661
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
                                Yes  X    No
                                   ----     ----

As of May 10, 2001, there were 1,671,238 shares of the registrant's common stock outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001



                                     INDEX

PART I.  FINANCIAL INFORMATION


Item 1     Financial Statements

                 Consolidated Balance Sheets......................3

                 Consolidated Statements of Operations............4

                 Consolidated Statements of Cash Flows............5

                 Notes to Consolidated Financial Statements.......6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of
           Operations............................................16




PART II. OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security
           Holders...............................................24

Item 6     Exhibits and Reports on Form 8-K......................24


Signatures.......................................................25

                           PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            Heartland Technology, Inc.
                           Consolidated Balance Sheets
                   (Amounts in Thousands, except share amounts)



                                                                                   March 31,      December 31,
                                                                                     2001             2000
                                                                                  (Unaudited)
                                                                                 -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $         472   $         346
  Accounts receivable, net of reserves of $85 ($77 at December 31, 2000)                 1,841           2,836
  Due from affiliate                                                                       872             842
  Inventories, net                                                                         384             760
  Prepaid expenses and other assets                                                        153             335
                                                                                 -------------   -------------
     Total current assets                                                                3,722           5,119

Property and equipment:
  Machinery and equipment                                                                8,605           8,261
  Furniture and fixtures                                                                   530             509
  Leasehold improvements                                                                   451             458
                                                                                 -------------   -------------
  Property and equipment at cost                                                         9,586           9,228
  Less accumulated depreciation                                                          6,170           5,728
                                                                                 -------------   -------------
  Property and equipment, net                                                            3,416           3,500

Other assets:
  Goodwill, net of accumulated amortization of $2,229
      ($2,100 at December 31, 2000)                                                      8,596           8,724
  Deferred debt issuance costs, net of accumulated amortization of $166
      ($150 at December 31, 2000)                                                           34             126
  Other                                                                                    163             175
  Investment in joint venture                                                               --             526
  Investment in partnerships                                                             8,373           8,374
                                                                                 -------------   -------------
     Total assets                                                                $      24,304   $      26,544
                                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt in default                                                                $       4,645   $       6,748
  Accounts payable, trade                                                                2,943           2,724
  Accrued expenses and other liabilities                                                 1,376           1,996
  Current portion of long-term debt                                                      2,387           1,938
  Current portion of capital lease obligations                                              65              74
  Allowance for claims and liabilities                                                   1,281           1,281
  Payable to affiliate                                                                   5,961           4,580
  Taxes payable                                                                             61              --
                                                                                 -------------   -------------
     Total current liabilities                                                          18,719          19,341
                                                                                 -------------   -------------

Long-term debt, less current portion                                                     1,782           2,935
Capital lease obligation, less current portion                                              38              47

Stockholders' equity:
  Common stock, $.30 par value per share, authorized 10,000,000 shares,
     1,671,238 shares issued and outstanding                                               501             501
  Additional paid-in capital                                                            12,321          12,020
  Accumulated deficit                                                                   (9,057)         (8,300)
                                                                                 -------------   -------------
     Total stockholders' equity                                                          3,765           4,221
                                                                                 -------------   -------------
     Total liabilities and stockholders' equity                                  $      24,304   $      26,544
                                                                                 =============   =============





See accompanying notes to consolidated financial statements

                            Heartland Technology, Inc.
                      Consolidated Statements of Operations

                 (Amounts in Thousands, except per share amounts)
                                   (Unaudited)


                                                                Three months Ended
                                                             -----------------------
                                                              March 31,    March 31,
                                                                2001         2000
                                                             ----------   ----------

Net sales                                                    $    2,953   $    7,410
Cost of Sales                                                     2,753        6,785
                                                             ----------   ----------
Gross margin                                                        200          625

Other income (loss):
  Management fee from affiliate                                     136           --
  Equity in loss from investment in partnerships                     (1)        (919)
  Equity in loss from joint venture                                (526)          --
  Miscellaneous, net                                              1,450            4
                                                             ----------   ----------
  Total other income                                              1,059         (915)

Other expenses:
  Selling, general and administrative                               855        2,102
  Interest expense                                                  928          489
  Amortization expense                                              220          186
                                                             ----------   ----------
     Total other expenses                                         2,003        2,777
                                                             ----------   ----------

Loss before income taxes                                           (744)      (3,067)
Income tax expense                                                   13           35
                                                             ----------   ----------
Net loss                                                     $     (757)  $   (3,102)
                                                             ==========   ==========
Net loss per share-basic and diluted                         $    (0.45)  $    (1.86)
                                                             ==========   ==========
Weighted average number of common shares outstanding              1,671        1,671
                                                             ==========   ==========


See accompanying notes to consolidated financial statements

                            Heartland Technology, Inc.
                      Consolidated Statements of Cash Flows

                              (Amounts in Thousands)
                                   (Unaudited)


                                                                     Three months Ended
                                                                   -----------------------
                                                                    March 31,    March 31,
                                                                      2001         2000
                                                                   ----------   ----------
Operating activities:
Net loss                                                           $     (757)  $   (3,102)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation                                                            458          221
  Amortization                                                            220          559
  Non cash interest expense                                               433           --
  Equity in loss from investments in partnerships                           1          919
  Equity in loss from joint venture                                       526           --
  Gain on sale of investment in joint venture                          (1,450)          --
  Bad debt expense                                                          8           --
  Reserve (reversal) for inventory obsolescence                           100         (190)
  Changes in operating assets and liabilities:
     Accounts receivable                                                  987         (391)
     Inventories, net                                                     276          911
     Prepaid expenses and other assets                                    194           67
     Accounts payable and accrued expenses                               (276)         702
                                                                   ----------   ----------
     Net cash provided by (used in) operating activities                  720         (304)
Investing activities:
Purchases of property and equipment                                      (374)        (134)
Proceeds on sale of investment in joint venture                         1,450           --
                                                                   ----------   ----------
Net cash provided by (used in) investing activities                     1,076         (134)
Financing activities:
Net payments under line of credit                                        (118)      (1,090)
Proceeds from issuance of long-term debt                                   --        1,550
Payments on capital leases                                                (18)         (24)
Principal payments on long-term debt                                   (2,885)        (313)
Increase in due to affiliates                                           1,381          440
Decrease in due from affiliates                                           (30)          --
                                                                   ----------   ----------
Net cash provided by (used in) financing activities                    (1,670)         563
                                                                   ----------   ----------
Increase in cash and cash equivalents                                     126          125
Cash and cash equivalents at beginning of period                          346          105
                                                                   ----------   ----------
Cash and cash equivalents at end of period                         $      472   $      230
                                                                   ==========   ==========

See accompanying notes to consolidated financial statements

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   1.  Basis of Presentation

   The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries ("HTI" or the "Company"), P.G. Design Electronics, Inc. ("PG"), Solder Station One, Inc. ("Solder"), HTI Z Corp. ("HTI Z") (formerly Zecal Corp.), HTI Interests, LLC ("HTII"), HTI Class B, LLC ("HTIB"), and Zecal Technology, LLC ("Zecal"). The investment in Zecal, which is 30% owned, is accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated.

   On December 13, 1999 the Company formed HTI Interests, LLC. The Company holds a 99.9% ownership interest in HTII while HTI Principal's, Inc. (a third party) holds the remaining .1%. The Company's general partner interest in Heartland Partners, L.P. ("Heartland") is held in HTII. On February 16, 2000, the Company also formed HTI Class B, LLC, a Delaware Limited Liability Company, wholly owned by the Company to hold the Company's Class B Interest in Heartland.

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

   In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000, as presented in the Company's Annual Report on Form 10-K.

   2.  Nature of Business and Organization

   The Company is engaged in the electronic contract manufacturing business. On a contract basis, the Company designs, manufactures and tests electronic assemblies, designs and tests Z-Strate(R) circuit boards, and provides services to the printed circuit board industry. While the customer base is diverse, the primary customers are Original Equipment Manufacturers ("OEM's") in the computer and computer printer industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

   On May 5, 2000, Zecal Corp. and LZ Partners, LLC ("LZ"), a third party, funded a newly organized entity Zecal Technology, LLC. Zecal Corp. contributed all its assets and certain of its liabilities with a net book value of $1,003,000 to Zecal in exchange for a 50% interest. LZ Partners contributed $4 million cash to Zecal. The name of Zecal Corp. was changed to HTI Z Corp.

   On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

   On October 20, 2000 the Company received a $4.5 million cash call in connection with its ownership of Zecal. The purpose of the cash call was to provide Zecal with funds for operations and capital expenditures. The Company funded $1.125 million of the cash call. LZ funded $3 million of the cash call. As a result, the Company's percentage ownership in Zecal decreased from 50% to 42%. LZ also received warrants for equity in Zecal which, if exercised, could reduce the Company's percentage ownership in Zecal to 23%. The Company raised the funds for the cash call from two sources: $750,000 was through a loan from the Partnerships, and $375,000 was raised by issuing a Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven year life. The exercise price of the warrants is $4 per share. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment to WFBC. This contribution reduced the Company's March 31, 2001 percentage ownership in Zecal to approximately 30%. On April 27, 2001, LZ contributed $1,000,000 to Zecal to fund its operations which reduced the Company's interest in Zecal to 28%. LZ received additional warrants in association with this cash contribution which, if exercised, could reduce the Company's percentage ownership in Zecal to 19%. The Company is no longer in managerial control of Zecal. Zecal may issue additional cash calls in the future and the Company is not likely to subscribe to these cash calls. Accordingly, its percentage of ownership may be reduced further.

3. Inventories

The components of inventories consist of the following (amounts in thousands):

                                      March 31, 2001    December 31, 2000
                                      --------------    -----------------
   Raw materials                      $          575    $             844
   Work-in-process                                15                    1
   Finished goods                                  9                   30
                                      --------------    -----------------
                                                 599                  875
   Less: Allowance for obsolescence              215                  115
                                      --------------    -----------------
   Inventories, net                   $          384    $             760
                                      ==============    =================

4. Investment in Partnerships and Related Party Transactions

The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities, will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses for 1999. All excess loss allocations were recovered in 2000. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (hereafter defined) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest. Pursuant to a management agreement dated June 27, 1990, between the Company and CMC Heartland, as amended, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000, through June 27, 2005. The Company reimburses CMC Heartland for certain staff salary, office and operating allocations.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  On May 5, 2000, HTI Z and LZ funded a newly organized entity Zecal. HTI Z contributed all assets and certain liabilities of Zecal, Corp. with a net book value of $1,003,000 to Zecal in exchange for a 50% interest.

  On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

  On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland payable on demand and secured by a senior collateral interest in the Class B Partnership Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, the authorized line of credit was increased to $6,000,000. The outstanding balance on this line of credit at December 31, 2000 was $4,580,000 and was $5,961,000 at March 31, 2001 and is represented on the balance sheet as a Payable to affiliates. In connection with the line of credit, on February 16, 2001, HTI granted Heartland a Series C Warrant for the purchase of 320,000 shares of HTI Common Stock. The warrants are exercisable at any time for five years from the date of grant at an exercise price equal to $1.05 per share. The 320,000 warrants were valued at $301,000 as calculated using the Black Sholes method, which was amortized as interest expense in the first quarter of 2001.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  The condensed balance sheets as of March 31, 2001 and December 31, 2000 and the summarized income statements for the three month periods ended March 31, 2001 and 2000 for Heartland are as follows (amounts in thousands):


                                                              March 31,    December 31,
                                                                2001           2000
                                                            ------------   ------------
                                                            (Unaudited)
Assets:
Cash and marketable securities                              $      6,340   $      2,849
Receivables, net                                                     601            582
Other assets                                                       6,233          4,860
Net properties and investment in joint venture                    36,206         39,293
                                                            ------------   ------------
Total assets                                                $     49,380   $     47,584
                                                            ============   ============

Liabilities:
Accounts payable, accrued expenses and other liabilities    $     12,647   $     12,935
Allowance for claims and liabilities                               4,456          4,478
Loans payable                                                     14,587         14,675
                                                            ------------   ------------
Total liabilities                                                 31,690         32,088
                                                            ------------   ------------

Partners' capital:
General partner                                                       49             27
Class A partners                                                   8,067          5,906
Class B partner                                                    9,574          9,563
                                                            ------------   ------------
Total partner's capital                                           17,690         15,496
                                                            ------------   ------------

Total liabilities and partners' capital                     $     49,380   $     47,584
                                                            ============   ============

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                          For the Three months
                                             Ended March 31,
                                            2001          2000
                                        -----------   -----------
Revenues:
Property sales                          $    10,210   $     2,650
Less: cost of property sales                  7,003         2,594
                                        -----------   -----------
Gross profit on property sales                3,207            56
                                        -----------   -----------

Operating Expenses:
Selling, general and administrative           1,502         1,121
Real estate taxes                                24            22
Environmental expenses                           19            77
                                        -----------   -----------
Total operating expense                       1,545         1,220
                                        -----------   -----------

Net operating income (loss)                   1,662        (1,164)

Total other income                              532           245
                                        -----------   -----------

Net income (loss)                       $     2,194   $      (919)
                                        ===========   ===========



5. Lines of Credit

The Company's lines of credit are as follows

                                                               (Amounts in thousands)
                                                              March 31,    December 31,
                                                                2001           2000
                                                            ------------   ------------
Line of credit with Wells Fargo Business
Credit, Inc., bearing interest at the base rate
plus 0.25% plus the 3% default rate (11.25% at
March 31, 2001)  (included in debt in default)              $         43   $        161

Line of credit with LaSalle National Bank
bearing interest at the base rate plus 2% (9.94%
at March 31, 2001)  (included in debt in default)                    500            500
                                                            ------------   ------------

Total lines of credit                                       $        543   $        661
                                                            ============   ============

                         HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. Long Term Debt

The Company's debt obligations consist of the following:

                                                               (Amounts in thousands)
                                                              March 31,    December 31,
                                                                2001            2000
                                                            ------------   ------------
Term loan payable to LaSalle National Bank in
original principal amount of $1,200,000.  Interest is
at prime plus 1.5% (9.5% at March 31, 2001)  and is
paid monthly.  The loan has level monthly principal
payments over three years.  (included in debt in default)   $        141   $       240

Term loan payable to LaSalle National Bank in
original principal amount of $900,000.  Interest is
at prime plus 1.0% (9% at March 31, 2001)  and is
paid monthly.  The loan has level monthly principal
payments over five years.  (included in debt in default)             375            420

Term loan payable to Wells Fargo Business Credit in
original amount of $4,500,000.  Principal payments
of $35,000 are payable on a weekly basis.  Interest is
paid monthly and accrues at the base rate plus 0.25%
plus the 3% default rate (11.25% at March 31, 2001)
(included in debt in default)                                        335          2,240

Other notes payable                                                  182            218

Subordinated notes to related parties bearing interest
at 13%.  Interest payable quarterly                                1,787          1,655

Subordinated note to the sellers of Solder bearing 8%
interest payable quarterly and having three semiannual
principal payments of $400,000 plus a final payment
of $500,000 plus accrued interest.  The first
installment was due on October 10, 1999.  Interest
payments are deferred and added to the note balance
until Solder achieves certain financial ratios
(included in debt in default)                                      2,100          2,059

Subordinated note to the seller of Zecal Corp. with 8%
interest beginning on April 29, 1999.  Interest, with
principal payments of $91,667 are due quarterly
beginning July 30, 1999 (included in debt in default)              1,151          1,128

Subordinated notes to the seller of P.G. Design bearing
8% interest, paid quarterly.  The four $550,000 notes
mature annually on December 31, 2001 through
December 31, 2004.                                                 2,200          3,000
                                                            ------------   ------------

Total long term debt                                               8,271         10,960
                                                            ------------   ------------

Less current portion of long-term debt,
including debt in default                                          6,489          8,025
                                                            ------------   ------------

Long term debt, less current portion                        $      1,782   $      2,935
                                                            ============   ============

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, Chairman, and Edwin Jacobson, Chief Executive Officer, as well as other individuals. The debentures were accompanied by warrants for the purchase of a total of 330,000 shares of HTI Common Stock exercisable at any time until December 23, 2003, at an exercise price of $2.375 per share. The debentures were initially secured by the Class B interest in Heartland, which is held by the Company, but that recently has been released. On October 20, 2000, the Company issued a $375,000 Series B Subordinated Note with warrants. The note has a term of five years and an interest rate of 13%. In connection with the note, the Company issued warrants for the purchase of 75,000 shares of HTI Common Stock. The warrants are exercisable at any time until October 20, 2007 at an exercise price of $4.00. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO.

The 405,000 warrants discussed above were valued at $1,247,000 as calculated using the Black Sholes method, with $132,000 of this amount amortized as interest expense in the first quarter of 2001. At March 31, 2001, the $2,375,000 in subordinated debentures are recorded in the accompanying balance sheet at $1,787,000, a reduction of $588,000 representing the unamortized discount associated with these warrants.

In January 1999, the Company entered into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"), which provides for a maximum line of credit of $10,500,000 and a term loan of $4,500,000. The agreement has an unused line fee of 0.25% per annum, payable monthly based on the average daily unused amount, and a facility fee of 0.25% per annum, payable quarterly. In January 1999, the proceeds from the WFBC loan were used to repay an existing loan from another lender. As a result, the Company incurred prepayment penalties from the previous lender of $353,000. In addition, unamortized loan origination fees of $156,000 relating to the previous loan were written off. These amounts were recorded as an extraordinary charge in 1999. The Company is in default of certain loan covenants and as a result, WFBC has demanded payment in full by June 5, 2001. As a result, the amounts outstanding are included in debt in default. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment guarantee to WFBC. HTI Z is obligated to pay $1,450,000 to Zecal. This contribution reduced the Company's percentage ownership in Zecal to approximately 30%.

Solder has term loans payable to LaSalle Bank, N.A. ("LSNB") in original principal amounts of $1,200,000 and $900,000. LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest are due no later than April 30, 2001. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver. As a result, the amounts outstanding are included in debt in default.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest payments are not allowed until the credit facility to LSNB is in compliance. The Company was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future interest payments. Deferred interest in the amount of $400,000 has been added to the loan balance and is due no later than October 10, 2001. On April 9, 2001, the Company filed a lawsuit against the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. The Company did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. Management does not agree with the seller that the notes are in default because the financial covenants of the LSNB loan prohibit payments on the note. The amounts outstanding are included in debt in default.

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,100,000. The Company has made no payments since July 30, 1999. In connection with the transfer of the HTI Z assets to Zecal in May 2000, Zecal agreed to reimburse HTI Z for $843,000 of the outstanding balance plus interest. Amounts are to be reimbursed as payments are made by HTI Z. Reimbursement due as of December 31, 2000 of $843,000 is included in Due from Affiliate.

7. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries, the manufacturing of ceramic circuit boards and the providing of services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $568,000 and $1,353,000 of product was shipped to Europe in the first three months of 2001 and 2000, respectively. As of and for the quarter ended March 31, 2001 and 2000, certain information relating to the Company's business segments is set forth in the table below:

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Selected Financial Data for the three months ended March 31, 2001:


                                                            Loss
                                                           before          Equity in         Depreciation
                                        Sales and         taxes and          Loss                and
Business             Identifiable         other         extraordinary        from            amortization        Capital
segment                 assets            income            item          investments          expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing      $        15,910   $         3,907   $           (69)  $            --   $           678   $           374

Real estate                  8,373                (1)               (1)               (1)               --                --

Corporate                       21               106              (674)             (526)               --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company      $        24,304   $         4,012   $          (744)  $          (527)  $           678   $           374
                   ===============   ===============   ===============   ===============   ===============   ===============


 Selected Financial Data for the three months ended March 31, 2000:


                    Identifiable                            Loss
                       assets                              before           Equity in       Depreciation
                       as of            Sales and         taxes and           Loss              and
Business             December 31,         other         extraordinary         from          amortization        Capital
segment                 2000              income            item           investments        expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing      $        18,011   $         7,410   $        (1,930)  $            --   $           780   $           134

Real estate                  8,374              (919)             (919)             (919)               --                --

Corporate                      159                 4              (218)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company      $        26,544   $         6,495   $        (3,067)  $          (919)  $           780   $           134
                   ===============   ===============   ===============   ===============   ===============   ===============


 8.  Earnings Per Share

 Net loss per share for the first quarter of 2001 was $0.45. The net loss for the comparable period of 2000 was $1.86 per share. Calculations of earnings per common share are based on 1,671,238 shares outstanding. Warrants and options to purchase common stock were outstanding during the first three months of 2001 but were not included in the computation of diluted earnings per share because the exercise prices of the warrants and options were greater than the average market price of the common shares.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

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

 ELECTRONICS BUSINESS

Heartland Technology, Inc. has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, P.G. Design Electronics, Inc., HTI Z Corp (formerly Zecal Corp.), Zecal Technology, LLC, Solder Station One, HTI Interests, LLC, and HTI Class B, LLC. The investment in Zecal, which as of March 31, 2001 is 30% owned, is accounted for using the equity method.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

Zecal is in the business of producing electronic circuits on ceramic substrates using its proprietary Z-Strate(R) process. Zecal has introduced refinements to the Z-Strate(R) process to provide cost effective ceramic interconnect solutions for radio frequency ("RF") wireless and broadband telecommunications markets as well as power sensitive electronic systems and components. RF applications include wireless communication products such as cellular phone handsets, cellular phone stations, satellite phones and coaxial and fiber-optic cable television ("CATV") distribution systems. Z-Strate(R) retains its electrical properties in harsh environments, over an extremely high temperature range. Z-Strate(R) is also well suited for leading edge "chip scale" packaging, "flip-chip" applications, small power supplies and other applications that require very high-density wiring (up to 1,600 circuit's panel). Zecal also designs and tests Z-Strate(R) circuit boards.

The products manufactured by the Company are complex, generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. The majority of the Company's customers are located in the United States, however, their products are shipped internationally. In the first three months of 2001, Hewlett Packard accounted for approximately 24% of the Company's business. In the fourth quarter of 2000, the Company lost NEC as a customer. The Company believes that it has strong relationships with its remaining customers, which have been established over the years. However, the Company could lose other customers, the loss of one or more of them could have a material adverse effect on the Company's results.

Zecal's marketing operations are supervised by its Vice President of Marketing. PG's and Solder's marketing and sales are performed by senior management and technical personnel of the Company. In addition, the Company uses outside sales representatives.

Strategy. The Company's strategy is to focus on high margin segments of the electronics manufacturing business. The Company does accept lower margin business in certain instances to develop or maintain relationships with companies and to utilize its capacity. While the Company seeks to increase sales to existing customers, it also plans to diversify products, as well as the customers and industries to which it sells. The Company is looking for opportunities for growth by expanding its existing business or other joint venture opportunities. The Company aims to grow its business within its niche of technically advanced design and manufacturing, which it believes is appropriate for its strengths and long-term objectives. The Company has added manufacturing capacity, is adding testing equipment and is working on the design and prototyping of new products. To realize this strategy, the Company may require the allocation of substantial resources some or all of which may be unavailable to the Company.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

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

The Company believes that it is currently in compliance with all applicable environmental protection requirements in all-material respects. The Company does not anticipate any significant expenditures in maintaining its compliance. However, there is no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. The implications of such potential failure include litigation, fines and other penalties such as the revocation of the necessary permits. New or more stringent environmental laws may be passed in the future which could cause the Company to have to expend money for compliance and could increase its operating costs.

Proprietary Rights. Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non-patented trade secrets relating to Z-Strate(R)and devices manufactured with Z-Strate(R) as well. The Z-Strate(R) patents are licensed to another company; Zecal does not receive any payments from this license. PG has some non-patented trade secrets and contractual rights to certain designs or processes. PG has a number of trademarks, which include: Xceed; Xceed Technology; Xceed Technology and Design; Color Fusion, Revolutionary, and Zecal has Z-Strate(R). Other than the Z-Strate technology, patents and trademarks are of relatively marginal importance to the Company, since original equipment customers typically contract for the manufacture of products designed to their specifications.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. PG and Solder have a total of approximately 113 employees.

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

Operations. The Company believes that it made progress on a number of fronts. Sales at Solder were at record levels during 2000. Solder has also added several promising new processes to its product lines. New offerings at Solder include automated conformal coating for increasingly miniaturized printed circuit boards with environmentally sensitive circuits; electroless gold; immersion silver plating, a coating approved by such major companies as Intel, Lucent and Hewlett Packard; and an epoxy via plug process. Solder is the only company in North America offering this solution to via hole contamination.

PG was successful in adding contract manufacturing customers outside of the computer and computer printer industries. PG will continue to focus on expanding this area of its business in 2001. PG added a new customer for its Printer PODs in 2000, and is seeking additional customers for its PODs. PG developed a new POD to address the PC industry's introduction of Universal Serial Bus ("USB") computers and printers. However, as a result of a decline in orders from our largest customers, NEC and Hewlett Packard, as well as the discontinuation of Portal(R), the Company has restructured PG in order to increase its competitiveness. In 2000 it reduced its staffing by approximately 150 employees and expects an approximate annual savings of $5,375,000 in staffing expenses.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

Realization of these prospects is likely to require significant financing. The Company may or may not be able to obtain the needed financing.

Real Estate Development

Through its investment in the Partnerships, the Company is engaged in the business of development and sale of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota, North Carolina and Washington. The Company has a 1% general partnership interest in Heartland, which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns the Class B Partnership Interest in Heartland. In general, the Class B Partnership Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (described below) are specially allocated 99% to the holder of the Class B Partnership Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Partnership Interest equals the aggregate capital contribution with respect to the Class B Partnership Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Partnership Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Partnership Interest. Additionally, pursuant to a management agreement between the Company and CMC Heartland, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000, through June 27, 2005.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of March 31, 2001, the Partnerships' total consolidated indebtedness was $14,587,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

RESULTS OF OPERATIONS

Net  sales  of  electronic   assemblies,  computer  printer  products,  printed
circuit boards services totaled $2,953,000 in the first quarter of 2001 compared to $7,410,000 in the first quarter 2000. The decrease was caused primarily by the loss of PG's largest customer and lower sales to other memory module customers, offset by an increase in sales at Solder.

The loss from joint venture of $526,000 for the three months ended on March 31, 2001 reflects the results of Zecal Technology, LLC's net loss on an equity basis. Results from Zecal Corp. were reported on a consolidated bases for the three months ended March 31, 2000.

Net loss for the first quarter of 2001 totaled $757,000 or $0.45 per share compared to a $3,102,000 or $1.86 per share net loss in the first quarter 2000. The results for the first quarter of 2001 include the recognition of a $1,450,000 gain from the payment on the WFBC loan by Zecal, funded by a contribution from LZ, which is treated for accounting purposes as a partial sale of investment in joint venture. The 2001 first quarter net loss is positively impacted by decreased net losses at both PG and HTI Z (formerly Zecal Corp.) while Solder's net income decreased. Selling, general and administrative ("SG&A") expenses for the first quarter of 2001 totaled $855,000 compared to $2,102,000 for the first quarter of 2000. SG&A expenses for the first quarter 2001 decreased in comparison to the same period in 2000 which reflects a reduction in expenses at both PG and HTI corporate and also reflects the reporting of Zecal's results on an equity basis. For the same periods, Solder's SG&A expense increased.

Interest expense for the three months ended March 31, 2001 was $928,000 compared to $489,000 for the same period in 2000. Interest expense on debt for the first quarter of 2001 was $495,000 compared to $489,000 for the same period in 2000. The increase in interest expense on debt, with a decreasing interest bearing balance for the periods, reflects the higher cost of borrowing over last year. Total interest expense for the first quarter 2001 includes $132,000 amortization of the value of the warrants issued in the fourth quarter 1999 and in 2000; and $301,000 amortization of the value of the warrants issued to Heartland in the first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities in the first quarter of 2001 through borrowings on its lines of credit.

In  January  1999,  the  Company  entered  into  an  agreement  with  WFBC.  The agreement provides for a line of credit with a maximum available amount of $10,500,000, not to exceed 68% of eligible accounts receivable, less $275,000, and a term loan of $4,500,000. The percentage applied to eligible accounts receivable to calculate maximum line of credit borrowing amount is reduced by 1% each week commencing September 4, 2000. Borrowings are collateralized by accounts receivable and inventory. The interest rate on the loans at December 31, 2000 is the lenders base rate plus 0.25% plus the 3% default rate (11.25% at March 31, 2001). The line of credit is subject to certain covenants that are in violation as of March 31, 2001 for which a waiver has not been obtained. Therefore, the balance of $43,000 is classified as debt in default.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

Solder has a line of credit with LSNB under which it may borrow up to a maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or 50% of eligible inventory. Interest is at the base rate plus 2% (9.94% at March 31, 2001). Borrowings are collateralized by accounts receivable and inventory. The line of credit matures on April 30, 2001. The line is subject to an unused line fee of .25% of the average quarterly unused balance. The line of credit is subject to certain covenants, which are in violation as of March 31, 2001 for which a waiver has not been obtained. Therefore, the balance of $500,000 is classified as debt in default.

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

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

                         PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted for a vote of security holders during the quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

    a)  Exhibits

        None

    b)  Reports on Form 8-K

        No reports on Form 8-k have been filed during the quarter ended March 31, 2001.

                          HEARTLAND TECHNOLOGY, INC.
                                MARCH 31, 2001

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HEARTLAND TECHNOLOGY, INC.
                                                 (Registrant)

Date: May 11, 2001                     BY:      /s/ Edwin Jacobson
                                          ----------------------------
                                               Edwin Jacobson
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:  May 11, 2001                   BY:  /s/ Richard P. Brandstatter
                                         --------------------------------
                                          Richard P. Brandstatter
                                      Vice-President-Finance, Secretary
                                                and Treasurer
                                (Principal Financial and Accounting Officer)