Form 10-Q
period 2001-06-30
HEARTLAND TECHNOLOGY INC
filed 2001-08-14
CIK 831115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended            June 30, 2001
                                    ------------------------------------------
                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                    -------------------  ---------------------
Commission File Number: 1-11956


                          HEARTLAND TECHNOLOGY, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 36-1487580
------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


 330 North Jefferson Court, Chicago,Illinois, Suite 305           60661
------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


                                 312/575-0400
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X         No
                               -------   -------

As of August 10, 2001, there were 1,671,238 shares of the registrant's common stock outstanding.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................17



PART II. OTHER INFORMATION

    Item 6  Exhibits and Reports on Form 8-K................................25

Signatures..................................................................26

                          PART I FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

                           Heartland Technology, Inc.
                           Consolidated Balance Sheets
                  (Amounts in Thousands, except share amounts)

                                                                                June 30, 2001   December 31,
                                                                                 (Unaudited)        2000
                                                                               --------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $          782   $        346
  Accounts receivable, net of reserves of $80 ($77 at December 31, 2000)                1,336          2,836
  Due from affiliate                                                                      902            842
  Inventories, net                                                                        123            760
  Prepaid expenses and other assets                                                        89            335
                                                                               --------------   ------------
     Total current assets                                                               3,232          5,119

Property and equipment:
  Machinery and equipment                                                               2,461          8,261
  Furniture and fixtures                                                                  224            509
  Leasehold improvements                                                                  121            458
                                                                               --------------   ------------
  Property and equipment at cost                                                        2,806          9,228
  Less accumulated depreciation                                                         1,439          5,728
                                                                               --------------   ------------
  Property and equipment, net                                                           1,367          3,500

Other assets:
  Goodwill, net of accumulated amortization of $680
      ($2,100 at December 31, 2000)                                                     3,617          8,724
  Deferred debt issuance costs, net of accumulated amortization
      ($150 at December 31, 2000)                                                          --            126
  Other                                                                                   130            175
  Investment in joint venture                                                              --            526
  Investment in partnerships                                                            8,423          8,374
                                                                               --------------   ------------
     Total assets                                                              $       16,769   $     26,544
                                                                               ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt in default                                                              $        4,146   $      6,748
  Accounts payable, trade                                                               1,020          2,724
  Accrued expenses and other liabilities                                                  613          1,996
  Current portion of long-term debt                                                     2,456          1,938
  Current portion of capital lease obligations                                             26             74
  Allowance for claims and liabilities                                                  1,281          1,281
  Payable to affiliates                                                                 6,929          4,580
                                                                               --------------   ------------
     Total current liabilities                                                         16,471         19,341
                                                                               --------------   ------------

Long-term debt, less current portion                                                    1,785          2,935
Capital lease obligation, less current portion                                              9             47

Stockholders' equity:
  Common stock, $.30 par value per share, authorized 10,000,000 shares,
     1,671,238 shares issued and outstanding                                              501            501
  Additional paid-in capital                                                           12,321         12,020
  Accumulated deficit                                                                 (14,318)        (8,300)
                                                                               --------------   ------------
     Total stockholders' equity                                                        (1,496)         4,221
                                                                               --------------   ------------
     Total liabilities and stockholders' equity                                $       16,769   $     26,544
                                                                               ==============   ============

                           Heartland Technology, Inc.
                      Consolidated Statements of Operations

                (Amounts in Thousands, except per share amounts)
                                   (Unaudited)


                                                          Three months ended June 30,    Six months ended June 30,
                                                               2001           2000           2001          2000
                                                          ------------   ------------   ------------   -----------
Net sales                                                 $      1,804   $      5,201   $      4,757   $    12,611
Cost of sales                                                    2,099          5,091          4,852        11,876
                                                          ------------   ------------   ------------   ------------
Gross margin                                                      (295)           110            (95)          735

Other income (loss):
  Management fee from affiliate                                    137             --            273            --
  Equity in income from investment in partnerships                  50          4,235             49         3,316
  Equity in loss from joint venture                                 --           (203)          (526)         (203)
  Miscellaneous, net                                                --             14          1,450            18
                                                          ------------   ------------   ------------   -----------
  Total other income                                               187          4,046          1,246         3,131
Other expenses:
  Selling, general and administrative                              837          1,411          1,692         3,513
  Interest expense                                                 626            590          1,554         1,079
  Loss on sale of assets                                         3,584             --          3,584            --
  Amortization expense                                             115            186            335           372
                                                          ------------   ------------   ------------   -----------
     Total other expenses                                        5,162          2,187          7,165         4,964
                                                          ------------   ------------   ------------   -----------
Income (loss) before income taxes                               (5,270)         1,969         (6,014)       (1,098)
Income tax expense (benefit)                                        (9)             3              4            38
                                                          ------------   ------------   ------------   -----------
Net Income (loss)                                         $     (5,261)  $      1,966   $     (6,018)  $    (1,136)
                                                          ============   ============   ============   ===========
Net income (loss) per share-basic and diluted             $      (3.15)  $       1.18   $      (3.60)  $     (0.68)
                                                          ============   ============   ============   ===========
Weighted average number of common shares outstanding             1,671          1,671          1,671         1,671
                                                          ============   ============   ============   ===========



See accompanying notes to consolidated financial statements

                           Heartland Technology, Inc.
                      Consolidated Statements of Cash Flows

                             (Amounts in Thousands)
                                   (Unaudited)


                                                                             Six months Ended
                                                                 ---------------------------------------
                                                                   June 30, 2001         June 30, 2000
                                                                 -----------------     -----------------
Operating activities:
Net loss                                                         $          (6,018)    $          (1,136)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation                                                                 846                 1,091
  Amortization                                                                 336                   372
  Non cash interest expense                                                    548                   110
  Loss on sale of subsidiary assets                                          3,584                    --
  Equity in income from investments in partnerships                            (49)               (3,316)
  Equity in loss from joint venture                                            526                   203
  Gain on sale of investment in joint venture                               (1,450)                   --
  Bad debt expense (reversal)                                                    8                   (51)
  Loss on sale of equipment                                                     --                     5
  Reserve for inventory obsolescence                                            94                   633
  Changes in operating assets and liabilities:
     Accounts receivable                                                     1,279                   340
     Inventories, net                                                          411                 1,149
     Prepaid expenses and other assets                                         245                   201
     Accounts payable and accrued expenses                                     (78)                  (28)
                                                                 -----------------     -----------------
     Net cash provided by (used in) operating activities                       282                  (427)
Investing activities:
Purchases of property and equipment                                           (433)                 (143)
Proceeds on trade in of property and equipment                                   2                    --
Proceeds on sale of subsidiary assets                                          300                    --
Cash deposits sold in sale of subsidiary assets                                 (2)                   --
Proceeds on sale of investment in joint venture                              1,450                    --
Investments joint venture                                                       --                    (8)
                                                                 -----------------     -----------------
Net cash provided by (used in) investing activities                          1,317                  (151)
Financing activities:
Net payments under line of credit                                             (161)               (1,621)
Proceeds from issuance of long-term debt                                        --                 1,550
Payments on capital leases                                                     (31)                  (51)
Principal payments on long-term debt                                        (3,260)                 (823)
Increase in due to affiliates                                                2,289                 1,446
                                                                 -----------------     -----------------
Net cash provided by (used in) financing activities                         (1,163)                  501
                                                                 -----------------     -----------------
Increase (decrease) in cash and cash equivalents                               436                   (77)
Cash and cash equivalents at beginning of period                               346                   105
                                                                 -----------------     -----------------
Cash and cash equivalents at end of period                       $             782     $              28
                                                                 =================     =================

See accompanying notes to consolidated financial statements

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.    Basis of Presentation

   The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries ("HTI" or the "Company"), P.G. Design Electronics, Inc. ("PG"), Solder Station One, Inc. ("Solder"), HTI Z Corp. ("HTI Z") (formerly Zecal Corp.), HTI Interests, LLC ("HTII"), HTI Class B, LLC ("HTIB"), and Zecal Technology, LLC ("Zecal"). The investment in Zecal, which is 26% owned, is accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated.

   Effective June 14, 2001 the Company sold certain assets and liabilities to Trilogy Electronics, LLC (Trilogy) for cash proceeds of $300,000 which resulted in a gain on sale of $1,313,000. In connection with the sale the Company wrote off approximately $4,897,000 intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000.

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

   In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods presented. Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000, as presented in the Company's Annual Report on Form 10-K.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   2.   Nature of Business and Organization

   The Company is engaged in the electronic contract manufacturing business. On a contract basis, the Company designs and tests Z-Strate(R) circuit boards, and provides services to the printed circuit board industry. The customer base is diverse and throughout the electronics industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

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

   On April 29, 1998, PG acquired certain assets and assumed certain liabilities of Zecal Corp., which owned patented "Z-Strate"(R) technology for plating fine line copper circuits on a ceramic substrate.

   On May 5, 2000, Zecal Corp. and LZ Partners, LLC ("LZ"), a third party, funded a newly organized entity Zecal Technology, LLC. Zecal Corp. contributed all its assets and certain of its liabilities with a net book value of $1,003,000 to Zecal in exchange for a 50% interest. LZ contributed $4 million cash to Zecal. The name of Zecal Corp. was changed to HTI Z Corp.

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

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment to WFBC. This contribution reduced the Company's March 31, 2001 percentage ownership in Zecal to approximately 30%. On April 27, June 6, and June 25, 2001, LZ contributed a total of $1,550,000 to Zecal to fund its operations which reduced the Company's interest in Zecal to approximately 27%. On July 3, 2001, LZ contributed an additional $569,000 to Zecal which reduced the Company's interest in Zecal of approximately 26%. LZ received additional warrants in association with these cash contributions which, if exercised, could reduce the Company's percentage ownership in Zecal to approximately 17%. The Company is no longer in managerial control of Zecal. Zecal may issue additional cash calls in the future and the Company is not likely to subscribe to these cash calls. Accordingly, its percentage of ownership may be reduced further.

   Effective June 14, 2001 the Company sold certain assets and liabilities to Trilogy Electronics, LLC (Trilogy) for cash proceeds of $300,000 which resulted in a gain on sale of $1,313,000. In connection with the sale the Company wrote off approximately $4,897,000 intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000.

   3. Inventories

   The components of inventories consist of the following (amounts in thousands):

                                           June 30, 2001   December 31, 2000
                                           -------------   -----------------
   Raw materials                           $         123   $             844
   Work-in-process                                     -                   1
   Finished goods                                      -                  30
                                           -------------   -----------------
                                                     123                 875
   Less: Allowance for obsolescence                    -                 115
                                           -------------   -----------------
   Inventories, net                        $         123   $             760
                                           =============   =================

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

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

  The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities, will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. As of January 1, 1999, the Class B Interest partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses for 1999. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (hereafter defined) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest. Pursuant to a management agreement dated June 27, 1990, between the Company and CMC
  Heartland, as amended, CMC Heartland is required to pay to the Company an annual management fee in the amount of approximately $425,000, through June 27, 2005. The Company reimburses CMC Heartland for certain staff salary, office and operating allocations.

  On May 5, 2000, HTI Z and LZ funded a newly organized entity Zecal. HTI Z contributed all assets and certain liabilities of Zecal, Corp. with a net book value of $1,003,000 to Zecal in exchange for a 50% interest.

  On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

  On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland payable on demand and secured by a senior collateral interest in the Class B Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, the authorized line of credit was increased to $6,000,000. On May 11, 2001 the line was increased to $7,000,000 and on July 3, 2001 the line was increased to $7,500,000. The outstanding balance on this line of credit at December 31, 2000 was $4,580,000 and $6,929,000 at June 30, 2001 and is represented on the balance sheet as a Payable to affiliates. In connection with the line of credit, on February 16, 2001, HTI granted Heartland a Series C Warrant for the purchase of 320,000 shares of HTI Common Stock. The warrants are exercisable at any time for five years from the date of grant at an exercise price equal to $1.05 per share. The 320,000 warrants were valued at $301,000 as calculated using the Black Sholes method, which was amortized to interest expense in the first quarter of 2001.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   Effective June 14, 2001 the Company sold certain assets and liabilities to Trilogy Electronics, LLC (Trilogy) for cash proceeds of $300,000 which resulted in a gain on sale of $1,313,000. In connection with the sale the Company wrote off approximately $4,897,000 intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000.

  The condensed balance sheets as of June 30, 2001 and December 31, 2000 and the summarized statement of operations for the three and six month periods ended June 30, 2001 and 2000 for Heartland are as follows (amounts in thousands):


                      HEARTLAND PARTNERS, L.P.
                      CONDENSED BALANCE SHEETS

                                                               June 30,        December 31,
                                                                 2001              2000
                                                            --------------    --------------
                                                             (Unaudited)
Assets:
Cash and marketable securities                              $        3,564    $        2,849
Receivables, net                                                     1,023               582
Other assets                                                         7,212             4,860
Net properties and investment in joint venture                      32,222            39,293
                                                            --------------    --------------
Total assets                                                $       44,021    $       47,584
                                                            ==============    ==============

Liabilities:
Accounts payable, accrued expenses and other liabilities    $        8,071    $       12,935
Allowance for claims and liabilities                                 4,324             4,478
Loans payable                                                       10,704            14,675
                                                            --------------    --------------
Total liabilities                                                   23,099            32,088
                                                            --------------    --------------

Partners' capital:
General partner                                                         81                27
Class A partners                                                    11,251             5,906
Class B partner                                                      9,590             9,563
                                                            --------------    --------------
Total partner's capital                                             20,922            15,496
                                                            --------------    --------------

Total liabilities and partners' capital                     $       44,021    $       47,584
                                                            ==============    ==============

                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                            HEARTLAND PARTNERS, L.P.
                       SUMMARIZED STATEMENT OF OPERATIONS
                                   (unaudited)

                                           For the Three Months          For the Six Months
                                              Ended June 30,                Ended June 30,
                                           2001           2000           2001          2000
                                       ------------   ------------   ------------   -----------
Revenues:
Property sales                         $     11,043   $     19,844   $     21,253   $    22,494
Less: cost of property sales                  6,605         14,384         13,608        16,978
                                       ------------   ------------   ------------   -----------
Gross profit on property sales                4,438          5,460          7,645         5,516
                                       ------------   ------------   ------------   -----------

Operating expenses:
Selling, general and administrative           1,368          1,610          2,870         2,731
Real estate taxes                                93             23            117            45
Environmental expenses                           22             56             41           133
                                       ------------   ------------   ------------   -----------
  Total operating expenses                    1,483          1,689          3,028         2,909
                                       ------------   ------------   ------------   -----------

Net operating income                          2,955          3,771          4,617         2,607

Total other income                              277            464            809           709
                                       ------------   ------------   ------------   -----------

Net income                             $      3,232   $      4,235   $      5,426   $     3,316
                                       ============   ============   ============   ===========


5. Lines of Credit

The Company's lines of credit are as follows

                                                               (Amounts in thousands)
                                                        June 30, 2001     December 31, 2000
                                                      -----------------   -----------------
Line of credit with Wells Fargo Business
Credit, Inc. bearing interest at the base rate plus
0.25% plus the 3% default rate.
The loan was paid off in June 2001.                   $              --   $             161

Line of credit with LaSalle National Bank
bearing interest at LIBOR plus 2% (6.78%
at June 30, 2001)  (included in debt in default)                    500                 500
                                                      -----------------   -----------------

Total lines of credit                                 $             500   $             661
                                                      =================   =================

                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. Long Term Debt

The Company's debt obligations consist of the following:

                                                                        (Amounts in thousands)
                                                                 June 30, 2001     December 31, 2000
                                                               -----------------   -----------------
Term loan payable to LaSalle National Bank in
original principal amount of $1,200,000.  Interest is
at prime plus 1.5% and is paid monthly.
The loan has level monthly principal payments over three
years.  The loan was paid off in April 2001.                   $              --   $             240

Term loan payable to LaSalle National Bank in
original principal amount of $900,000.  Interest is
at prime plus 1.0% (7.75% at June 30, 2001)  and is
paid monthly.  The loan has level monthly principal
payments over five years.  (included in debt in default)                     330                 420

Term loan payable to Wells Fargo Business Credit in
original amount of $4,500,000.  Principal payments
of $35,000 are payable on a weekly basis.  Interest is
paid monthly and accrues at the base rate plus 0.25%
plus the 3% default rate.  The loan was paid off
in June 2001.                                                                 --               2,240

Other notes payable                                                          140                 218

Subordinated notes to related parties bearing interest
at 13%.  Interest payable quarterly                                        1,901               1,655

Subordinated note to the sellers of Solder bearing 8%
interest payable quarterly and having three semiannual
principal payments of $400,000 plus a final payment
of $500,000 plus accrued interest.  The first
installment was due on October 10, 1999.  Interest
payments are deferred and added to the note balance
until Solder achieves certain financial ratios
( included in debt in default)                                             2,142               2,059

Subordinated note to the seller of Zecal Corp. with 8%
interest beginning on April 29, 1999.  Interest, with
principal payments of $91,667 are due quarterly
beginning July 30, 1999 (included in debt in default)                      1,174               1,128

Subordinated notes to the seller of P.G. Design bearing
8% interest, paid quarterly.  The four $550,000 notes
mature annually on December 31, 2001 through
December 31, 2004.                                                         2,200               3,000
                                                               -----------------   -----------------

Total long term debt                                                       7,887              10,960
                                                               -----------------   -----------------

Less current portion of long-term debt,
including debt in default                                                  6,102               8,025
                                                               -----------------   -----------------

Long term debt, less current portion                           $           1,785   $           2,935
                                                               =================   =================

                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

   The 405,000 warrants discussed above were valued at $1,247,000 as calculated using the Black Sholes method, with $247,000 of this amount amortized as interest expense in the first six months of 2001. At June 30, 2001, the $2,375,000 in subordinated debentures are recorded in the accompanying balance sheet at $1,901,000, a reduction of $474,000 representing the unamortized discount associated with these warrants.

   In January 1999, the Company entered into an agreement with Wells Fargo Business Credit, Inc. ("WFBC"), which provided for a maximum line of credit of $10,500,000 and a term loan of $4,500,000. The agreement had an unused line fee of 0.25% per annum, payable monthly based on the average daily unused amount, and a facility fee of 0.25% per annum, payable quarterly. In January 1999, the proceeds from the WFBC loan were used to repay an existing loan from another lender. As a result, the Company incurred prepayment penalties from the previous lender of $353,000. In addition, unamortized loan origination fees of $156,000 relating to the previous loan were written off. These amounts were recorded as an extraordinary charge in 1999. The Company was in default of certain loan covenants and as a result, WFBC demanded payment in full by June 5, 2001. As a result, the amounts outstanding were included in debt in default. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment guarantee to WFBC. This contribution reduced the Company's percentage ownership in Zecal to approximately 30%. The loan was paid off in June 2001.

   Solder has term loans payable to LaSalle Bank, N.A. ("LSNB") in original principal amounts of $1,200,000 and $900,000. LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest were due no later than April 30, 2001. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and will be amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver. As a result, the amounts outstanding are included in debt in default. Solder paid off the $1,200,000 loan in the second quarter 2001. On April 30, 2001 the loan agreement was amended to extend the maturity date to April 30, 2003 for the $900,000 term loan.

                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest and principal payments are not allowed until the credit facility to LSNB is in compliance. The Company was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future interest payments. Deferred interest in the amount of $442,000 has been added to the loan balance and is due no later than October 10, 2001. On April 9, 2001 the Company filed a lawsuit against the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. Management is also in discussion with the seller in an attempt to resolve this issue. The Company does not know what the outcome of the lawsuit or these discussions will be. The Company did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. The amounts outstanding are included in debt in default.

   HTI Z has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,174,000. The Company has made no payments since July 30, 1999. In connection with the transfer of the HTI Z assets to Zecal in May 2000, Zecal agreed to reimburse HTI Z for $843,000 of the outstanding balance plus interest. Amounts are to be reimbursed from Zecal as payments are made by HTI Z. Reimbursement due as of June 30, 2001of $843,000 is included in Due from Affiliate.

7. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of ceramic circuit boards and providing services for the printed circuit board industry. Through June 14 the Company's manufacturing segment also included the manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $1,018,000 and $2,127,000 of product was shipped to Europe in the first six months of 2001 and 2000, respectively. As of and for the quarters and six months ended June 30, 2001 and 2000, certain information relating to the Company's business segments is set forth in the table below:

                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Selected Financial Data for the three months ended June 30, 2001:



                                                                            Equity in        Depreciation
                                        Sales and                            income              and
Business             Identifiable         other         Income(loss)       (loss)from        amortization        Capital
segment                 assets            income        before taxes       investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing      $         8,275   $         1,834   $        (4,806)  $            --   $           504   $            59
Real estate                  8,423                50                50                50                --                --
Corporate                       71               107              (514)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company      $        16,769   $         1,991   $        (5,270)  $            50   $           504   $            59
                   ===============   ===============   ===============   ===============   ===============   ===============

Selected Financial Data for the six months ended June 30, 2001:


                                                                            Equity in        Depreciation
                                        Sales and                            income              and
Business                                  other          Income(loss)      (loss)from        amortization        Capital
segment                                   income         before taxes      investments         expense         expenditures
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Manufacturing                        $         5,741   $        (4,875)  $            --   $         1,182   $           433
Real estate                                       49                49                49                --                --
Corporate                                        213            (1,188)             (526)               --                --
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Total Company                        $         6,003   $        (6,014)  $          (477)  $         1,182   $           433
                                     ===============   ===============   ===============   ===============   ===============

Selected Financial Data for the three months ended June 30, 2000


                     Identifiable
                     assets as of                                           Equity in        Depreciation
                     December 31,       Sales and                            income              and
Business                 2000             other          Income(loss)      (loss)from        amortization        Capital
segment                                   income         before taxes      investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------

Manufacturing      $        18,011   $         5,012   $        (1,998)  $            --   $           683   $             9
Real Estate                  8,374             4,235             4,235             4,235                --                --
Corporate                      159                --              (268)             (203)               --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company      $        26,544   $         9,247   $         1,969   $         4,032   $           683   $             9
                   ===============   ===============   ===============   ===============   ===============   ===============

 Selected Financial Data for the six months ended June 30, 2000


                                                                            Equity in        Depreciation
                                        Sales and                            income              and
Business                                  other          Income(loss)      (loss)from        amortization        Capital
segment                                   income         before taxes      investments         expense         expenditures
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Manufacturing                        $        12,422   $        (3,928)  $            --   $         1,463   $           143
Real estate                                    3,316             3,316             3,316                --                --
Corporate                                          4              (486)             (203)               --                --
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Total Company                        $        15,742   $        (1,098)  $         3,113   $         1,463   $           143
                                     ===============   ===============   ===============   ===============   ===============

                           HEARTLAND TECHNOLOGY, INC.
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. Earnings Per Share

   For the second quarter of 2001, the net loss per share was $3.15. For the six months ended June 30, 2001, the loss per share was $3.60. This compares to net income per share of $1.18 and net loss per share of $0.68 for the three month and six month periods, respectively ended June 30, 2000. The results in the second quarter of 2000 are positively affected by the income allocation of $4,235,000 from Heartland which included an allocation to HTI's Class B Interest to recoup from excess losses absorbed by HTI in previous quarters. Calculations of earnings per common share are based on 1,671,238 shares outstanding. Warrants and options to purchase common stock were outstanding during the first six months of 2001 but were not included in the computation of diluted earnings per share because the exercise prices of the warrants and options were greater than the average market price of the common shares.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001

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

 ELECTRONICS BUSINESS

Heartland Technology, Inc. has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, P.G. Design Electronics, Inc. (through June 14, 2001), HTI Z Corp (formerly Zecal Corp.), Zecal Technology, LLC, Solder Station One, HTI Interests, LLC, and HTI Class B, LLC. The investment in Zecal, which as of July 3, 2001 is approximately 26% owned, is accounted for using the equity method. On June 14, 2001 the assets of PG were sold.

The Company is engaged in the electronic contract manufacturing business through its subsidiaries. The 2001 financial statements include the operating results of PG for the period January 1, through June 14, 2001. On a contract basis, PG designs, manufactured and tested electronic assemblies. PG used surface mount ("SMT") and chip-on-board ("COB") technologies in the manufacture of electronic assemblies. Electronic devices were soldered directly to the circuits on the surface of a printed circuit board. PG's largest customers purchased memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While PG did produce standard memory modules of the type used in typical desktop computers, it specialized in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. PG designed and manufactured, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs").

Solder provides services to the printed circuit board industry which include hot air solder leveling, solder mask, and precious metal plating. Solder's processes include electroless gold for wire bonding applications, epoxy via fill for high technology applications and immersion silver as an alternative to solder finishes. Solder also offers out-source services to the board assembly industry with conformal coating and potting of assembled circuit boards. These processes and coatings are applied to protect environmentally sensitive circuit assemblies.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


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

Customer Base. The majority of the Company's customers are located in the United States, however, their products are shipped internationally. In the first six months of 2001, Hewlett Packard accounted for approximately 21% of the Company's business. With the sale of PG, Hewlett Packard is no longer a customer. The Company believes that it has strong relationships with its remaining customers, which have been established over the years. However, the Company could lose other customers, the loss of a number of them could have a material adverse effect on the Company's results.

Zecal's marketing operations are supervised by its Vice President of Marketing and include a direct sales force of four domestic sales persons and a European sales representative. Solder's marketing and sales are performed by senior management and technical personnel of the Company.

Strategy. The Company's strategy is to focus on high margin segments of the electronics manufacturing business. The Company does accept lower margin business in certain instances to develop or maintain relationships with companies and to utilize its capacity. The Company sold the operations of a significant subsidiary in an effort to reduce losses. The Company seeks to increase sales to the remaining customers and it also plans to diversify products, as well as the customers and industries to which it sells. The Company aims to grow its business within its niche of technically advanced design and manufacturing, which it believes is appropriate for its strengths and long-term objectives. The Company has added manufacturing capacity, is adding testing equipment and is working on the design and prototyping of new products. To realize this strategy, the Company may require the allocation of substantial resources some or all of which may be unavailable to the Company.

Competition. There is significant competition in providing services to the printed circuit board industry. The Company believes that competition in the market segments is based on service quality, reliability and timely delivery to customers. The Company's competitive advantage has been maintained by its capacity to handle limited runs of a product on short notice, and its ability to provide additional services using the latest technologies. The Company faces competition from current and potential customers, who may decide to service product internally. However, the Company believes that rather than viewing this as a competitive threat, board manufacturers have become increasingly reliant on and want to align themselves with subcontractors. During periods of recession in the electronics industry, the Company's competitive advantages in the areas of quick-turnaround servicing and responsive customer service may be of reduced importance to companies who may become more price sensitive. Although the Company generally does not pursue high-volume, price-sensitive business, it may be at a competitive disadvantage with respect to price when compared to competitors with lower cost structures.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


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

Proprietary Rights. Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non-patented trade secrets relating to Z-Strate(R)and devices manufactured with Z-Strate(R)as well.The Z-Strate(R) patents are licensed to another company; Zecal does not receive any payments from this license. Other than the Z-Strate technology, patents and trademarks are of relatively marginal importance to the Company, since original equipment customers typically contract for the manufacture of products designed to their specifications.

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. Solder has a total of approximately 67 employees.

On May 7, 2001, Zecal hired James L. Havener as president and CEO. Mr. Havener has an engineering degree and has an extensive background in the electronics industry in the areas of management, sales, marketing and new business development. Mr. Havener's professional history includes four years with Sheldahl, Inc. as Vice President of their Micro Products Unit, and 30 years at 3M Company managing several 3M divisions.

Raw Materials. The raw materials required for providing services to the printed circuit board industry include various metals such as gold, nickel, silver, palladium, tin and solder. Proprietary chemicals and materials, used for specific applications or processes, are obtained from an approved vendor list. Lead times for these supplies range from a couple of days to a couple of weeks through local suppliers. Although the Company relies on several primary suppliers, the material is generally available and the Company is not dependent on any particular supplier.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


Cyclical Demand. The Company does not believe that its business is subject to seasonal variations, but it may be subject to cyclical demand associated with orders received. The Company is largely dependent on its ability to deliver short runs and quick turnarounds. This requires the maintenance of sufficient inventory and personnel to meet these demands.

Backlog. The Company has not historically tracked backlog orders because orders are often received with short lead times and all orders are subject to cancellation or postponement.

Operations. Solder has added several promising new processes recently to expand its services to the bare board manufacturers. New offerings at Solder include electroless gold for wire bonding applications and epoxy via fill for high technology applications. Solder is the only service company in North America offering this solution to via hole contamination. Immersion silver was also added as another alternative to solder finishes. This process is fully automated and is approved by major companies such as Intel, Lucent and Hewlett Packard. In an effort to expand it's customer base, Solder has installed automated conformal coating and potting equipment as an out source service to the board assembly industry. These processes and coatings are applied to protect environmentally sensitive circuit assemblies.

On June 14, 2001, the Company, through its subsidiary PG, consummated an Asset Purchase Agreement for the sale of $2,111,000 of PG assets to Trilogy Electronics, LLC ("Trilogy") and the assumption or funding by Trilogy of $3,124,000 of PG's liabilities. PG's intangible assets of approximately $4,897,000 were written off as a part of the transaction. The purchase price included cash proceeds of $300,000 which was deposited into escrow, and additional contingent payments of up to $2,550,000 over the next six years based on the performance of the new company. The escrowed cash is to be released December 15, 2001.

In 2001, Zecal is going through a repositioning in the packaging market. The decision to move away from assembly and concentrate on producing substrates in partnership with assemblers is beginning to bear fruit. Work with major power amplifier producers for cell phones has produced many prototypes and the beginning of a production startup for a major cell phone producer. There is also progress being made in the opto-electronic market for switches and aligners. Other areas showing promising results are barometric sensors, electronic testing units and small display screen technology.

Realization of these prospects is likely to require significant financing. The Company may or may not be able to obtain the needed financing.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


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

The Company, by reason of its serving as the general partner of the Partnerships, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer, the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate Corporation, certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Railroad or certain leasees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended.
On June 30, 1993, the Company assumed from Chicago Milwaukee Corporation ("CMC"), its former parent corporation, any obligations for which CMC was or might become liable arising out of any matters existing on or occurring prior to June 30, 1993 other than (i) the Plan Liabilities, (ii) liabilities directly related to CMC's business of investing and managing its investment securities, (iii) the lawsuit then pending (and since resolved) against CMC relating to its preferred stock, or (iv) any liabilities relating to federal, state, local or foreign income or other tax matters.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of June 30, 2001, the Partnerships' total consolidated indebtedness was $10,704,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, and printed circuit boards services totaled $1,804,000 in the second quarter of 2001 compared to $5,201,000 in the second quarter of 2000. Sales for the first six months of 2001 were $4,757,000 compared to $12,611,000 for the comparable period of 2000. The decrease was caused primarily by the loss of PG's largest customer, lower sales to other memory module customers and lower sales in printed circuit board services, as well as the sale of PG's assets to Trilogy during the second quarter.

Income from investment in partnership in the second quarter of 2001 was $50,000 compared to $4,235,000 in the second quarter of 2000. Income from investment in partnership in the first six months of 2001 was $49,000 compared to $3,316,000 in the first six months of 2000. The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities, will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. In 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses from the first quarter of 1999 to the first quarter of 2000. The results in the second quarter of 2000 are positively affected by the income allocation of $4,235,000 from Heartland which included an allocation to HTI's Class B Interest to recoup from excess losses absorbed by HTI in previous quarters.

The loss from joint venture of $526,000 for the six months ended June 30, 2001 reflects the results of Zecal Technology, LLC net loss on an equity basis. HTI's share of the losses at Zecal has exceeded HTI's investment in Zecal. Unrecognized losses of Zecal total approximately $582,00 for the six months ended June 30, 2001. Results from Zecal Corp. were reported on a consolidated basis through May 8, 2000.

Net loss for the second quarter of 2001 totaled $5,261,000 or $3.15 per share compared to a net income of $1,966,000 or $1.18 per share in the second quarter 2000. The net loss for the six month period was $6,018,000 or $3.60 per share compared to a net loss of $1,136,000 or $0.68 per share for the comparable period in 2000. The results for the six months of 2001 include the recognition of a $1,450,000 gain from the payment on the WFBC loan by Zecal, funded by a contribution from LZ, which is treated for accounting proposes as a partial sale of investment in joint venture.

The Loss on sale of assets in the second quarter of 2001 of $3,584,000 is the net loss on sale of PG's assets and liabilities. The sale of tangible assets and liabilities resulted in a gain of approximately $1,313,000 which was offset by a loss caused by the write off of approximately $4,897,000 of intangible assets.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


 Selling, general and administrative ("SG&A") expenses for the second quarter of 2001 totaled $837,000 compared to $1,411,000 for the second quarter of 2000. For the six month period ended June 30, 2001, SG&A expenses were $1,692,000 compared to $3,513,000 in the similar period of 2000. SG&A expenses for the second quarter of 2001 decreased in comparison to the same period in 2000 which primarily reflects the reporting of Zecal's results on an equity basis and the significant reduction of staff at PG, prior to the sale.

 Interest expense for the six months ended June 30, 2001 was $1,554,000 compared to $1,079,000 for the same period in 2000. Interest expense on debt for the second quarter of 2001 was $626,000 compared to $590,000 for the same period in 2000. The increase in interest expense on debt, with a decreasing interest bearing balance for the periods, reflects the higher cost of borrowing over last year. The lower interest bearing liabilities also reflect the sale of PG's assets and liabilities in the second quarter of 2001. Total interest expense for the first six months of 2001 includes $247,000 in amortization of the value of the warrants issued in the fourth quarter 1999 and in 2000; and $301,000 in amortization of the value of the warrants issued to Heartland in the first quarter 2001.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company has financed its activities in the second quarter of 2001 through borrowings on its lines of credit.

 In January 1999, the Company entered into an agreement with WFBC. The agreement provides for a line of credit with a maximum available amount of $10,500,000, not to exceed 68% of eligible accounts receivable, less $275,000, and a term loan of $4,500,000. The percentage applied to eligible accounts receivable to calculate maximum line of credit borrowing amount is reduced by 1% each week commencing September 4, 2000. Borrowings are collateralized by accounts receivable and inventory. The interest rate on the loans at December 31, 2000 is the lenders base rate plus 0.25% plus the 3% default rate. The line of credit was paid off in June 2001.

 Solder has a line of credit with LSNB under which it may borrow up to a maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or 50% of eligible inventory. Interest is at the base rate plus 2% (6.78% at June 30, 2001). Borrowings are collateralized by accounts receivable and inventory. On April 30, 2001 the loan agreement was amended to extend the maturity date to May 31, 2002. The line of credit is subject to certain covenants, which are in violation as of June 30, 2001 for which a waiver has not been obtained. Therefore, the balance of $500,000 is classified as debt in default.

 The Company believes that it will have sufficient funds available for operating expenses, debt service and capital expenditures from cash flow expected to be derived from operations and financing presently in place as well as additional financing that management is seeking. The Company requires additional funding in order to develop new products and to realize existing opportunities and will require additional financing for further acquisitions or for the development of new facilities required for additional business. Management expects that it will be able to procure additional financing if required. If the Company is unable to obtain such financing on favorable terms, or not at all, it may have a material adverse effect on the Company's results of operations and future prospects.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


                        PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

10.1  First  Amendment  to Loan and  Security  Agreement  dated April 30, 2001
      between  Solder  Station  One,  SS  Acquisition   Corporation  and
      LaSalle Bank, N.A.

10.2 Allonge to Revolving Note dated April 30, 2001 between Solder Station One, SS Acquisition Corporation and LaSalle Bank N.A.

10.3 Line of Credit Promissory Note dated May 11, 2001 for $1,000,000 among Heartland Technology, Inc., Heartland Partners, L.P. and CMC Heartland Partners.

10.4 Line of Credit Promissory Note dated June 3, 2001 for $1,500,000 among Heartland Technology, Inc,. Heartland Partners, L.P. and CMC Heartland Partners.


b)    Reports on Form 8-K

      A report on form 8-K was filed on June 22, 2001 to report the sale of PG Design's assets to Trilogy Electronics, LLC.

                          HEARTLAND TECHNOLOGY, INC.
                                JUNE 30, 2001


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               HEARTLAND TECHNOLOGY, INC.
                                                      (Registrant)

Date: August 14, 2001                   BY:        /s/ Edwin Jacobson
                                           -----------------------------------
                                                     Edwin Jacobson
                                         President and Chief Executive Officer
                                              (Principal Executive Officer)




Date:  August 14, 2001                  BY:    /s/ Richard P. Brandstatter
                                           -----------------------------------
                                                 Richard P. Brandstatter
                                            Vice-President-Finance, Secretary
                                                     and Treasurer
                                                (Principal Financial and
                                                   Accounting Officer)

                          Heartland Technology, Inc.
                               Index to Exhibits


10.1  First  Amendment  to Loan and  Security  Agreement  dated April 30, 2001
      between  Solder  Station  One,  SS  Acquisition   Corporation  and
      LaSalle Bank, N.A.

10.2 Allonge to Revolving Note dated April 30, 2001 between Solder Station One, SS Acquisition Corporation and LaSalle Bank N.A.

10.3 Line of Credit Promissory Note dated May 11, 2001 for $1,000,000 among Heartland Technology, Inc., Heartland Partners, L.P. and CMC Heartland Partners.

10.4 Line of Credit Promissory Note dated June 3, 2001 for $1,500,000 among Heartland Technology, Inc,. Heartland Partners, L.P. and CMC Heartland Partners.