Form 10-Q
period 2001-09-30
HEARTLAND TECHNOLOGY INC
filed 2001-11-13
CIK 831115

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended          September 30, 2001
                                     -------------------------------------------

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

As of November 12, 2001, there were 1,671,238 shares of the registrant's common stock outstanding.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001



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

                   Consolidated Balance Sheets...............................3

                   Consolidated Statements of Operations.....................4

                   Consolidated Statements of Cash Flows.....................5

                   Notes to Consolidated Financial Statements................6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................18




PART II. OTHER INFORMATION

    Item 6  Exhibits and Reports on Form 8-K................................27

    Signatures..............................................................28

                          PART I FINANCIAL INFORMATION
   ITEM 1.   FINANCIAL STATEMENTS

                            Heartland Technology, Inc.
                           Consolidated Balance Sheets
                   (Amounts in Thousands, except share amounts)



                                                                                 September 30,   December 31,
                                                                                     2001             2000
                                                                                  (Unaudited)
                                                                                 -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $         930   $         346
  Accounts receivable, net of reserves of $80 ($77 at December 31, 2000)                 1,016           2,836
  Due from affiliate                                                                       991             842
  Inventories, net                                                                         132             760
  Prepaid expenses and other assets                                                        220             335
                                                                                 -------------   -------------
     Total current assets                                                                3,289           5,119

Property and equipment:
  Machinery and equipment                                                                2,604           8,261
  Furniture and fixtures                                                                    97             509
  Leasehold improvements                                                                   124             458
                                                                                 -------------   -------------
  Property and equipment at cost                                                         2,825           9,228
  Less accumulated depreciation                                                          1,558           5,728
                                                                                 -------------   -------------
  Property and equipment, net                                                            1,267           3,500

Other assets:
  Goodwill, net of accumulated amortization of $680
      ($2,100 at December 31, 2000)                                                      3,563           8,724
  Deferred debt issuance costs, net of accumulated amortization
      ($150 at December 31, 2000)                                                           --             126
  Other                                                                                    140             175
  Investment in joint venture                                                               --             526
  Investment in partnerships                                                             8,423           8,374
                                                                                 -------------   -------------
     Total assets                                                                $      16,682   $      26,544
                                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt in default                                                                $       4,167   $       6,748
  Accounts payable, trade                                                                1,172           2,724
  Accrued expenses and other liabilities                                                   640           1,996
  Notes Payable                                                                             75              35
  Current portion of long-term debt                                                      2,552           1,903
  Current portion of capital lease obligations                                              22              74
  Allowance for claims and liabilities                                                   1,281           1,281
  Payable to affiliates                                                                  7,558           4,580
                                                                                 -------------   -------------
     Total current liabilities                                                          17,467          19,341
                                                                                 -------------   -------------

Long-term debt, less current portion                                                     1,791           2,935
Capital lease obligation, less current portion                                               5              47

Stockholders' equity:
  Common stock, $.30 par value per share, authorized 10,000,000 shares,
     1,671,238 shares issued and outstanding                                               501             501
  Additional paid-in capital                                                            12,321          12,020
  Accumulated deficit                                                                  (15,403)         (8,300)
                                                                                 -------------   -------------
     Total stockholders' equity                                                         (2,581)          4,221
                                                                                 -------------   -------------
     Total liabilities and stockholders' equity                                  $      16,682   $      26,544
                                                                                 =============   =============


See accompanying notes to consolidated financial statements

                           Heartland Technology, Inc.
                      Consolidated Statements of Operations

                (Amounts in Thousands, except per share amounts)
                                   (Unaudited)


                                                            Three months ended         Nine months ended
                                                               September 30,              September 30,
                                                             2001         2000         2001         2000
                                                          ----------   ----------   ----------   ----------
Net sales                                                 $    1,240   $    5,425   $    5,997   $   18,036
Cost of sales                                                  1,165        3,824        6,017       15,700
                                                          ----------   ----------   ----------   ----------
Gross margin                                                      75        1,601          (20)       2,336

Other income (loss):
  Management fee from affiliate                                  136          319          409          319
  Equity in income from investment in partnerships                --          584           49        3,900
  Equity in loss from joint venture                               --         (484)        (526)        (687)
  Interest Income                                                  2           --            2           --
  Miscellaneous, net                                              --           83        1,450          101
                                                          ----------   ----------   ----------   ----------
  Total other income                                             138          502        1,384        3,633
Other expenses:
  Selling, general and administrative                            734        1,394        2,426        4,907
  Interest expense                                               506          476        2,060        1,555
  Loss on sale of assets                                          --           --        3,584           --
  Amortization expense                                            54          187          389          559
                                                          ----------   ----------   ----------   ----------
     Total other expenses                                      1,294        2,057        8,459        7,021
                                                          ----------   ----------   ----------   ----------
Income (loss) before income taxes                             (1,081)          46       (7,095)      (1,052)
Income tax expense                                                 4           51            8           89
                                                          ----------   ----------   ----------   ----------
Net (loss)                                                $   (1,085)  $       (5)  $   (7,103)  $   (1,141)
                                                          ==========   ==========   ==========   ==========
Net (loss) per share-basic and diluted                    $    (0.65)  $       --   $    (4.25)  $    (0.68)
                                                          ==========   ==========   ==========   ==========
Weighted average number of common shares outstanding           1,671        1,671        1,671        1,671
                                                          ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                           Heartland Technology, Inc.
                      Consolidated Statements of Cash Flows

                             (Amounts in Thousands)
                                   (Unaudited)



                                                                       Nine months Ended
                                                            -------------------------------------------
                                                             September 30, 2001     September 30, 2000
                                                            --------------------   --------------------
Operating activities:
Net loss                                                    $             (7,103)  $             (1,141)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
  Depreciation                                                               965                  1,562
  Amortization                                                               390                    559
  Non cash interest expense                                                  663                    167
  Loss on sale of subsidiary assets                                        3,584                     --
  Equity in income from investments in partnerships                          (49)                (3,900)
  Equity in loss from joint venture                                          526                    687
  Gain on sale of investment in joint venture                             (1,450)                    --
  Bad debt expense (reversal)                                                  8                   (162)
  Loss on sale of equipment                                                   --                     12
  Reserve for inventory obsolescence                                          94                    729
  Changes in operating assets and liabilities:
     Accounts receivable                                                   1,599                    (88)
     Inventories, net                                                        402                  1,193
     Prepaid expenses and other assets                                       104                     --
     Accounts payable and accrued expenses                                   167                    110
                                                            --------------------   --------------------
     Net cash (used in) operating activities                                (100)                  (272)
Investing activities:
Purchases of property and equipment                                         (452)                  (167)
Proceeds on trade in of property and equipment                                 2                     --
Proceeds on sale of subsidiary assets                                        300                    118
Cash deposits sold in sale of subsidiary assets                               (2)                    --
Proceeds on sale of investment in joint venture                            1,450                     --
Investments joint venture                                                     --                     14
                                                            --------------------   --------------------
Net cash provided by (used in) investing activities                        1,298                    (35)
Financing activities:
Net payments under short term debt                                          (121)                (1,974)
Proceeds from issuance of long-term debt                                      --                  1,743
Payments on capital leases                                                   (39)                  (191)
Principal payments on long-term debt                                      (3,283)                (1,350)
Increase in due to affiliates                                              2,829                  2,065
                                                            --------------------   --------------------
Net cash provided by (used in) financing activities                         (614)                   293
                                                            --------------------   --------------------
Increase (decrease) in cash and cash equivalents                             584                    (14)
Cash and cash equivalents at beginning of period                             346                    105
                                                            --------------------   --------------------
Cash and cash equivalents at end of period                  $                930   $                 91
                                                            ====================   ====================


See accompanying notes to consolidated financial statements

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.    Basis of Presentation

The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries ("HTI" or the "Company"), P.G. Design Electronics, Inc. ("PG"), Solder Station One, Inc. ("Solder"), HTI Z Corp. ("HTI Z") (formerly Zecal Corp.), HTI Interests, LLC ("HTII"), HTI Class B, LLC ("HTIB"), and Zecal Technology, LLC ("Zecal"). The investment in Zecal, which is approximately 23% owned at September 30, 2001, is accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated.

Effective June 14, 2001 the Company sold certain assets and liabilities to Trilogy Electronics, LLC for cash proceeds of $300,000 which resulted in a gain on sale of $1,313,000. In connection with the sale, the Company wrote off approximately $4,897,000 in intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods presented. Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000, as presented in the Company's Annual Report on Form 10-K.

2. Nature of Business and Organization

The Company is engaged in the electronic contract manufacturing business through its subsidiaries. On a contract basis, Zecal designs and tests Z-Strate(R) circuit boards, and Solder provides services to the printed circuit board industry. The customer base is diverse and throughout the electronics industry. The Company works either on a turnkey or consignment basis. Turnkey involves procurement of materials as well as product assembly, whereas the customer provides the components for consignment orders.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment to WFBC. This contribution reduced the Company's March 31, 2001 percentage ownership in Zecal to approximately 30%. To fund Zecal's operations, LZ contributed $1,550,000 and $2,400,000 in the second and third quarters of 2001, respectively. The Company's interest in Zecal was approximately 23% on September 30, 2001. LZ received additional warrants in association with its contributions, and if exercised, would have reduce the Company's September 30, 2001 ownership interest in Zecal to approximately 13%. From October 1 through November 9, LZ contributed an additional $395,000 which reduced the Company's interest in Zecal to approximately 22%. The Company is no longer in managerial control of Zecal. Zecal may issue additional cash calls in the future and the Company is not likely to subscribe to these cash calls. Accordingly, its percentage of ownership may be reduced further.

On November 8, 2001 Zecal suspended operations. Zecal and the Company are seeking outside sources of funding for Zecal. If none can be found, Zecal or its assets will be sold.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Effective June 14, 2001 the Company sold certain assets and liabilities to Trilogy Electronics, LLC for cash proceeds of $300,000 which resulted in a gain on sale of $1,313,000. In connection with the sale, the Company wrote off approximately $4,897,000 in intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000.

3.    Inventories

The components of inventories consist of the following (amounts in thousands):

                                      September 30, 2001   December 31, 2000
                                      ------------------   -----------------
   Raw materials                                $    132            $    844
   Work-in-process                                     -                   1
   Finished goods                                      -                  30
                                      ------------------   -----------------
                                                     132                 875
   Less: Allowance for obsolescence                    -                 115
                                      ------------------   -----------------
Inventories, net                                $    132            $    760
                                      ==================   =================

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

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On May 5, 2000, HTI Z and LZ funded a newly organized entity Zecal. HTI Z contributed all assets and certain liabilities of Zecal, Corp. with a net book value of $1,003,000 to Zecal in exchange for a 50% interest.

On May 19, 2000 PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland payable on demand and secured by a senior collateral interest in the Class B Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, the authorized line of credit was increased to $6,000,000. On May 11, 2001 the line was increased to $7,000,000 and on July 3, 2001 the line was increased to $7,500,000. On October 1, 2001 the authorized line was increased to $8,000,000. The outstanding balance on this line of credit at December 31, 2000 was $4,580,000 and $7,558,000 at September 30, 2001 and is represented on the balance sheet as a Payable to affiliates. In connection with the line of credit, on February 16, 2001, HTI granted Heartland a Series C Warrant for the purchase of 320,000 shares of HTI Common Stock. The warrants are exercisable at any time for five years from the date of grant at an exercise price equal to $1.05 per share. The 320,000 warrants were valued at $301,000 as calculated using the Black Sholes method, which was amortized to interest expense in the first quarter of 2001.

Effective June 14, 2001 the Company sold certain assets and liabilities to Trilogy Electronics, LLC for cash proceeds of $300,000 which resulted in a gain on sale of $1,313,000. In connection with the sale, the Company wrote off approximately $4,897,000 in intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed balance sheets as of September 30, 2001 and December 31, 2000 and the summarized statement of operations for the three and nine month periods ended September 30, 2001 and 2000 for Heartland are as follows (amounts in thousands):


                            HEARTLAND PARTNERS, L.P.
                            CONDENSED BALANCE SHEETS
                             (amounts in thousands)

                                                            September 30,      December 31,
                                                                 2001             2000
                                                           ---------------   ---------------
                                                             (Unaudited)
Assets:
Cash and marketable securities                             $         2,527   $         2,849
Receivables, net                                                     1,036               582
Other assets                                                         7,788             4,860
Net properties and investment in joint venture                      29,604            39,293
                                                           ---------------   ---------------
Total assets                                               $        40,955   $        47,584
                                                           ===============   ===============

Liabilities:
Accounts payable, accrued expenses and other liabilities   $         7,697   $        12,935
Allowance for claims and liabilities                                 4,337             4,478
Loans payable                                                        7,974            14,675
                                                           ---------------   ---------------
Total liabilities                                                   20,008            32,088
                                                           ---------------   ---------------

Partners' capital:
General partner                                                         81                27
Class A partners                                                    11,276             5,906
Class B partner                                                      9,590             9,563
                                                           ---------------   ---------------
Total partner's capital                                             20,947            15,496
                                                           ---------------   ---------------

Total liabilities and partners' capital                    $        40,955   $        47,584
                                                           ===============   ===============

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            HEARTLAND PARTNERS, L.P.
                       SUMMARIZED STATEMENT OF OPERATIONS
                              (amount in thousands)
                                   (unaudited)

                                                     For the Three Months           For the Nine Months
                                                      Ended September 30,           Ended September 30,
                                                      2001           2000           2001           2000
                                                  ------------   ------------   ------------   ------------
Revenues:
Property sales                                    $      5,233   $     17,463   $     26,486   $     39,957
Less: cost of property sales                             3,900         12,068         17,508         29,046
                                                  ------------   ------------   ------------   ------------
Gross profit on property sales                           1,333          5,395          8,978         10,911
                                                  ------------   ------------   ------------   ------------
Operating expenses:
Selling, general and administrative                      1,498            984          4,368          3,715
Real estate taxes                                           36             23            153             68
Environmental expenses                                      18             22             59            155
                                                  ------------   ------------   ------------   ------------
  Total operating expenses                               1,552          1,029          4,580          3,938
                                                  ------------   ------------   ------------   ------------
Net operating income (loss)                               (219)         4,366          4,398          6,973

Total other income                                         244             59          1,053            768
                                                  ------------   ------------   ------------   ------------
Net income                                        $         25   $      4,425   $      5,451   $      7,741
                                                  ============   ============   ============   ============


5. Short Term Borrowings

The Company's short term borrowings are as follows

                                                                     (Amounts in thousands)
                                                            September 30, 2001   December 31, 2000
                                                            ------------------   ------------------
Line of credit with Wells Fargo Business Credit, Inc.
bearing interest at the base rate plus 0.25% plus the 3%
default rate.  The loan was paid off in June 2001.          $               --   $              161

Note payable to Imperial Premium Finance in the original
amount of $103,000 at the rate of 8.29%, paid monthly
over seven months                                                           75                   35

Line of credit with LaSalle National Bank bearing
interest at LIBOR plus 2% (5.76% at September 30, 2001)
(included in debt in default)                                              500                  500
                                                            ------------------   ------------------

Total lines of credit                                       $              575   $              696
                                                            ==================   ==================

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6. Long Term Debt

The Company's debt obligations consist of the following:

                                                                      (Amounts in thousands)
                                                             September 30, 2001     December 31, 2000
                                                            --------------------   --------------------
Term loan payable to LaSalle National Bank in original
principal amount of $1,200,000. Interest is at prime plus
1.5% and is paid monthly. The loan has level monthly
principal payments over three years.
The loan was paid off in April 2001.                        $                 --   $                240

Term loan payable to LaSalle National Bank in original
principal amount of $900,000. Interest is at prime plus
1.0% (7% at September 30, 2001) and is paid monthly.
The loan has level monthly principal payments over
five years.  (included in debt in default)                                   285                    420

Term loan payable to Wells Fargo Business Credit in
original amount of $4,500,000.  Principal payments
of $35,000 are payable on a weekly basis.  Interest is
paid monthly and accrues at the base rate plus 0.25%
plus the 3% default rate.  The loan was paid off
in June 2001.                                                                 --                  2,240

Other notes payable                                                          127                    183

Subordinated notes to related parties bearing interest
at 13%.  Interest payable quarterly (includes $359,000
unamortized premium)                                                       2,016                  1,655

Subordinated note to the sellers of Solder bearing 8%
interest payable quarterly and having three semiannual
principal payments of $400,000 plus a final payment
of $500,000 plus accrued interest.  The first
installment was due on October 10, 1999.  Interest
payments are deferred and added to the note balance
until Solder achieves certain financial ratios
( included in debt in default)                                             2,185                  2,059

Subordinated note to the seller of Zecal Corp. with 8%
interest beginning on April 29, 1999.  Interest, with
principal payments of $91,667 are due quarterly
beginning July 30, 1999 (included in debt in default)                      1,197                  1,128

Subordinated notes to the seller of P.G. Design bearing
8% interest, paid quarterly.  The four $550,000 notes
mature annually on December 31, 2001 through
December 31, 2004.                                                         2,200                  3,000
                                                            --------------------   --------------------

Total long term debt                                                       8,010                 10,925
                                                            --------------------   --------------------

Less current portion of long-term debt,
including debt in default                                                  6,219                  7,990
                                                            --------------------   --------------------

Long term debt, less current portion                        $              1,791   $              2,935
                                                            ====================   ====================

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On December 23, 1999, the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, Chairman, and Edwin Jacobson, Chief Executive Officer, as well as other individuals. The debentures were accompanied by warrants for the purchase of a total of 330,000 shares of HTI Common Stock exercisable at any time until December 23, 2003, at an exercise price of $2.375 per share. The debentures were initially secured by the Class B Interest in Heartland, which is held by the Company, but that recently has been released. On October 17, 2000, the Company issued a $375,000 Series B Subordinated Note with warrants. The note has a term of five years and an interest rate of 13%. In connection with the note, the Company issued warrants for the purchase of 75,000 shares of HTI Common Stock. The warrants are exercisable at any time until October 17, 2007 at an exercise price of $4.00. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's President and CEO.

The 405,000 warrants discussed above were valued at $1,247,000 as calculated using the Black Sholes method, with $362,000 of this amount amortized as interest expense in the first nine months of 2001. At September 30, 2001, the $2,375,000 in subordinated debentures are recorded in the accompanying balance sheet at $2,016,000, a reduction of $359,000 representing the unamortized discount associated with these warrants.

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

Solder has term loans payable to LaSalle Bank, N.A. ("LSNB") in original principal amounts of $1,200,000 and $900,000. LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest were due no later than April 30, 2001. An early termination fee of 1% to 3% of the outstanding balance of either note will be charged if the loan is repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which had been capitalized and amortized over the term of the agreement. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver. As a result, the amounts outstanding are included in debt in default. Solder paid off the $1,200,000 loan in the second quarter 2001. On April 30, 2001 the loan agreement, for the $900,000 term loan, was amended to extend the maturity date to April 30, 2003.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest and principal payments are not allowed until the credit facility to LSNB is in compliance. The Company was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future principal and interest payments. Deferred interest in the amount of $485,000 has been added to the loan balance. On April 9, 2001 the Company filed a lawsuit against the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. On August 8, 2001, the seller of Solder filed a cross-complaint against the Company, Solder and others, regarding representations made by the Company, financial reporting under the provisions of the reorganization agreement and the default status of the seller's loans. The Company is pursuing its claims vigorously and believes it has meritorious defenses to the cross claims. The Company did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. The Company did not make the $500,000 payment due on October 10, 2001 The amounts outstanding are included in debt in default.

In April 1997, in connection with the purchase of PG Design, MLC issued notes payable in the principal amount of $3,000,000 to the seller of PG Design. The notes bear interest at 8% per year, payable quarterly. On December 18, 2000, HTI, with the agreement of the seller, cancelled the original notes and issued new notes as a substitute for the original note. The new notes are secured by the Class B Partnership Interest held by HTI B. This security interest is subordinate to the security interest of Heartland and CMC Heartland in the Class B Partnership Interest. The new notes are in the form of five separate notes with the first note of $800,000 due December 31, 2000, which was paid, and the remaining four notes of $550,000 each due December 31, 2001, 2002, 2003 and 2004. The notes bear interest at 8% per year, which is paid quarterly on the last day of each quarter.

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the principal amount of $1,174,000. The Company has made no payments since July 30, 1999. In connection with the transfer of the HTI Z assets to Zecal in May 2000, Zecal agreed to reimburse HTI Z for $825,000 of the outstanding balance plus interest. Amounts are to be reimbursed from Zecal as payments are made by HTI Z. Reimbursement due as of September 30, 2001of $900,000 is included in Due from Affiliate.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's manufacture of ceramic circuit boards and providing services for the printed circuit board industry. Through June 14 the Company's manufacturing segment also included the manufacture of electronics assemblies on a contract basis, primarily for the computer and computer printer industries. The real estate business segment covers the Company's investment in real estate partnerships. Approximately $957,000 and $2,389,000 of product was shipped to Europe in the first nine months of 2001 and 2000, respectively. As of and for the quarters and nine months ended September 30, 2001 and 2000, certain information relating to the Company's business segments is set forth in the following table:

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Selected Financial Data for the three months ended September 30, 2001:

                                                                            Equity in       Depreciation
                                        Sales and                             income            and
Business             Identifiable         other            (Loss)          (loss) from      amortization        Capital
segment                 assets            income         before taxes      investments        expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing      $         8,063   $         1,272   $          (223)  $            --   $           173   $            19

Real estate                  8,423                --                --                --                --                --

Corporate                      196               106              (858)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company      $        16,682   $         1,378   $        (1,081)  $            --   $           173   $            19
                   ===============   ===============   ===============   ===============   ===============   ===============

Selected Financial Data for the nine months ended September 30, 2001:

                                                                            Equity in       Depreciation
                                        Sales and                         income(loss)          and
Business                                  other         Income (loss)         from          amortization        Capital
segment                                   income        before taxes       investments        expense         expenditures
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing                        $         7,013   $        (5,098)  $            --   $         1,355   $           452

Real estate                                       49                49                49                --                --

Corporate                                        319            (2,046)             (526)               --                --
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Total Company                        $         6,495   $        (7,095)  $          (477)  $         1,355   $           452
                                     ===============   ===============   ===============   ===============   ===============

Selected Financial Data for the three months ended September 30, 2000:

                    Identifiable                                            Equity in        Depreciation
                    assets as of       Sales and                             income              and
Business              December           other          Income (loss)      (loss)from        amortization        Capital
segment               31, 2000           income         before taxes       investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing      $        18,011   $         5,024   $          (472)  $          (484)   $          658   $            24

Real estate                  8,373               584               584               584                --                --

Corporate                      159               319               (66)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company      $        26,544   $         5,927   $            46   $           100  $            658  $             24
                   ===============   ===============   ===============   ===============   ===============   ===============

Selected Financial Data for the nine months ended September 30, 2000:

                                                                           Equity in        Depreciation
                                        Sales and                         income(loss)          and
Business                                  other         Income (loss)         from          amortization        Capital
segment                                   income        before taxes       investments        expense         expenditures
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing                        $        17,446   $        (4,400)  $          (687)   $        2,121   $           167

Real estate                                    3,900             3,900             3,900                --                --

Corporate                                        323              (552)               --                --                --
                                     ---------------   ---------------   ---------------   ---------------   ---------------
Total Company                        $        21,669   $        (1,052)  $         3,213  $          2,121   $           167
                                     ===============   ===============   ===============   ===============   ===============

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. Earnings Per Share

For the third quarter of 2001, the net loss per share was $0.65. For the nine months ended September 30, 2001, the net loss per share was $4.25. This compares to net loss per share of $0.003 and net loss per share of $0.68 for the three month and nine month periods, respectively ended September 30, 2000. The results in 2000 are positively affected by the income allocation of $3,900,000 from Heartland which included an allocation to HTI's Class B Interest to recoup from excess losses absorbed by HTI in previous quarters. Calculations of earnings per common share are based on 1,671,238 shares outstanding. Warrants and options to purchase common stock were outstanding during the first nine months of 2001 but were not included in the computation of diluted earnings per share because the exercise prices of the warrants and options were greater than the average market price of the common shares.

9. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $215,000 ($0.13 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

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

BUSINESS

Heartland Technology, Inc. has two lines of business. It is engaged in electronic contract manufacturing through its subsidiaries, P.G. Design Electronics, Inc. (through June 14, 2001), HTI Z Corp (formerly Zecal Corp.), Zecal Technology, LLC, Solder Station One, HTI Interests, LLC, and HTI Class B, LLC. The investment in Zecal, which as of October 16, 2001 is approximately 22% owned, is accounted for using the equity method. On June 14, 2001 the assets of PG were sold.

Electronics Business

The Company is engaged in the electronic contract manufacturing business through its subsidiaries. The 2001 financial statements include the operating results of PG for the period January 1, through June 14, 2001. On a contract basis, PG designed, manufactured and tested electronic assemblies. PG used surface mount ("SMT") and chip-on-board ("COB") technologies in the manufacture of electronic assemblies. Electronic devices were soldered directly to the circuits on the surface of a printed circuit board. PG's largest customers purchased memory modules. A memory module is a printed circuit board containing one or more memory chips and associated electronic devices and circuitry. While PG did produce standard memory modules of the type used in typical desktop computers, it specialized in the design, production and testing of "custom" memory modules for high-end workstations, servers and for computer printers. PG designed and manufactured, for computer printer OEMs, a product which is used in retail stores to demonstrate the capabilities of computer printers ("Printer PODs").
On June 14, 2001 the assets of PG were sold to Trilogy Electronics, LLC. The Company is to receive $300,000 from Trilogy on December 15, 2001 and may receive payments of up to $2,550,000 in addition to the $300,000 based on performance.

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

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

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

Customer Base. The majority of the Company's customers are located in the United States, however, some of their products are shipped internationally. In the first nine months of 2001, Hewlett Packard and Sanmina Corp accounted for approximately 17% and 13%, respectively, of the Company's business. With the sale of PG, Hewlett Packard is no longer a customer. The Company believes that it has strong relationships with its remaining customers, which have been established over the years. However, the Company could lose other customers, the loss of a number of them could have a material adverse effect on the Company's results.

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

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

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

Proprietary Rights. Zecal has patented technology for the plating of copper circuits on a ceramic substrate and has non-patented trade secrets relating to Z-Strate(R) and devices manufactured with Z-Strate(R) as well. The Z-Strate(R) patents are licensed to another company; Zecal does not receive any payments from this license. Other than the Z-Strate technology, patents and trademarks are of relatively marginal importance to the Company, since original equipment customers typically contract for the manufacture of products designed to their specifications.

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. Solder has a total of approximately 70 employees.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

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

In 2001, Zecal has been going through a repositioning in the packaging market. The decision to move away from assembly and concentrate on producing substrates in partnership with assemblers is beginning to bear fruit. Work with major power amplifier producers for cell phones has produced many prototypes and the beginning of a production startup for a major cell phone producer. There is also progress being made in the opto-electronic market for switches and aligners. Other areas showing promising results are barometric sensors, electronic testing units and small display screen technology. In November, the Board of Managers determined to suspend Zecal's operations. The Company and Zecal are seeking outside sources of funding for Zecal. If none can be found, it will be liquidated.

Realization of these prospects is likely to require significant financing. The Company may or may not be able to obtain the needed financing.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001


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

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

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

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of September 30, 2001, the Partnerships' total consolidated indebtedness was $7,947,000. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001


RESULTS OF OPERATIONS

Net sales of electronic assemblies, computer printer products, and printed circuit boards services totaled $1,240,000 in the third quarter of 2001 compared to $5,425,000 in the third quarter of 2000. Sales for the first nine months of 2001 were $5,997,000 compared to $18,036,000 for the comparable period of 2000. The decrease was caused primarily by the loss of PG's largest customer, lower sales to other memory module customers and lower sales in printed circuit board services, as well as the sale of PG's assets to Trilogy during the second quarter.

Income from investment in partnerships in the third quarter of 2001 was less than $1,000 compared to $584,000 in the third quarter of 2000. Income from investment in partnerships in the first nine months of 2001 was $49,000 compared to $3,900,000 in the first nine months of 2000. The Company has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company also owns the Class B limited partnership interest in Heartland (the "Class B Interest"). In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities, will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in their capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. In 1999, the Class B partner was the only partner with a positive capital balance remaining and as such was allocated 100% of the Partnership losses from the first quarter of 1999 to the first quarter of 2000. The results in 2000 are positively affected by the income allocation of $3,900,000 from Heartland which included an allocation to HTI's Class B Interest to recoup from excess losses absorbed by HTI in previous quarters.

The loss from joint venture of $526,000 for the nine months ended September 30, 2001 reflects the results of Zecal Technology, LLC net loss on an equity basis compared to a net loss of $687,000 for the comparable period of 2000. HTI's share of the losses at Zecal has exceeded HTI's investment in Zecal. Unrecognized losses of Zecal total approximately $1,197,000 for the nine months ended September 30, 2001. Unrecognized losses must be fully recovered before income can be recognized. Results from Zecal Corp. were reported on a consolidated basis through May 8, 2000.

Net loss for the third quarter of 2001 totaled $1,085,000 or $0.65 per share compared to a net loss of $5,000 in the third quarter 2000. The net loss for the nine month period was $7,103,000 or $4.25 per share compared to a net loss of $1,141,000 or $0.68 per share for the comparable period in 2000. The results for the nine months of 2001 include the recognition of a $1,450,000 gain from the payment on the WFBC loan by Zecal, funded by a contribution from LZ, which is treated for accounting proposes as a partial sale of investment in joint venture.

The Loss on sale of assets in 2001 of $3,584,000 is the net loss on sale of PG's assets and liabilities. The sale of tangible assets and liabilities resulted in a gain of approximately $1,313,000 which was offset by a loss caused by the write off of approximately $4,897,000 of intangible assets.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

Selling, general and administrative ("SG&A") expenses for the third quarter of 2001 totaled $734,000 compared to $1,394,000 for the third quarter of 2000. For the nine month period ended September 30, 2001, SG&A expenses were $2,426,000 compared to $4,907,000 in the similar period of 2000. SG&A expenses for the third quarter and nine months of 2001 decreased in comparison to the same periods in 2000 which primarily reflects the reporting of Zecal's results on an equity basis and the sale of PG.

Interest expense for the nine months ended September 30, 2001 was $2,060,000 compared to $1,555,000 for the same period in 2000. Interest expense on debt for the third quarter of 2001 was $506,000 compared to $476,000 for the same period in 2000. The increase in interest expense on debt, with a decreasing interest bearing balance for the periods, reflects the higher cost of borrowing over last year. The lower interest bearing liabilities also reflect the sale of PG's assets and liabilities in the second quarter of 2001. Total interest expense for the first nine months of 2001 includes $362,000 in amortization of the value of the warrants issued in the fourth quarter 1999 and in 2000; and $301,000 in amortization of the value of the warrants issued to Heartland in the first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities in the third quarter of 2001 through borrowings on its lines of credit.

Solder has a line of credit with LSNB under which it may borrow up to a maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or 50% of eligible inventory. Interest is at the base rate plus 2% (5.76% at September 30, 2001). Borrowings are collateralized by accounts receivable and inventory. On April 30, 2001 the loan agreement was amended to extend the maturity date to May 31, 2002. The line of credit is subject to certain covenants, which are in violation as of September 30, 2001 for which a waiver has not been obtained. Therefore, the balance of $500,000 is classified as debt in default.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland payable on demand and secured by a senior collateral interest in the Class B Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, the authorized line of credit was increased to $6,000,000. On May 11, 2001 the line was increased to $7,000,000 and on July 3, 2001 the line was increased to $7,500,000. On October 1, 2001 the authorized line was increased to $8,000,000. The outstanding balance on this line of credit at December 31, 2000 was $4,580,000 and $7,558,000 at September 30, 2001 and is represented on the balance sheet as a Payable to affiliates. In connection with the line of credit, on February 16, 2001, HTI granted Heartland a Series C Warrant for the purchase of 320,000 shares of HTI Common Stock. The warrants are exercisable at any time for five years from the date of grant at an exercise price equal to $1.05 per share. The 320,000 warrants were valued at $301,000 as calculated using the Black Sholes method, which was amortized to interest expense in the first quarter of 2001.

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

In August 2001, the Company borrowed $103,000 to finance insurance premiums on its Directors and Officers Liability policy. The note is unsecured with an interest rate of 8.29% and monthly installment payments of approximately $15,000 due over seven months. The $75,000 September 30, 2001 balance is classified as Notes payable on the balance sheet.

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

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

   10.1 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee) (filed herewith).

b) Reports on Form 8-K

   None

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HEARTLAND TECHNOLOGY, INC.
                                                 (Registrant)

Date: November 13, 2001              BY:      /s/ Edwin Jacobson
                                        ----------------------------
                                               Edwin Jacobson
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:  November 13, 2001           BY:  /s/ Richard P. Brandstatter
                                      --------------------------------
                                          Richard P. Brandstatter
                                      Vice-President-Finance, Secretary
                                                and Treasurer
                                (Principal Financial and Accounting Officer)

                           HEARTLAND TECHNOLOGY, INC.
                               SEPTEMBER 30, 2001


                                  EXHIBIT INDEX
                                 ---------------
Exhibit No.    Description
-----------    ----------------------------------------------------------------

10.1 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee) (filed herewith).

                                                                   Exhibit 10.1

                         LINE OF CREDIT PROMISSORY NOTE


$2,000,000                                                     October 11, 2001


     FOR VALUE RECEIVED, HEARTLAND TECHNOLOGY, INC. (the "Borrower"), hereby unconditionally promises to pay to the order of HEARTLAND PARTNERS, L.P. and CMC HEARTLAND PARTNERS (collectively, the "Payee") at the office of the Payee in lawful money of the United States of America on demand in immediately available funds, the principal amount of the lesser of $2,000,000 or such principal amount of unpaid advances from Payee as is then outstanding. The Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding from the date of borrowing until the principal amount is paid in full at a fixed rate of interest equal to thirteen percent (13%), calculated on the basis of a 360 day year for the number of days actually elapsed. Interest shall be payable in arrears at maturity. The Borrower shall be permitted to borrow, repay and reborrow funds under this Note.

     All sums due hereunder shall, automatically, without further action, become immediately due and payable, upon the occurrence of any of the following events (each, an "Event of Default"):

     (1) a receiver, liquidator or trustee of the Borrower or of any property of the Borrower shall be appointed by court order and such order shall remain unstayed and in effect for more than 60 days; or the Borrower shall be adjudged bankrupt or insolvent; or any of the property of the Borrower shall be restrained, attached or sequestered by court order of become subject to any levy of any court and such order shall remain unstayed and in effect from more than 60 days; or a petition to reorganize the Borrower under any bankruptcy, reorganization, arrangement, moratorium, or insolvency law or code or other debtor relief proceedings shall be filed against the Borrower and shall not be dismissed within 60 days after such filing or an order for relief shall be entered against the Borrower (in being understood that for the purposes of Paragraphs (1), (2), (3), (4) and (5), the term the "Borrower" includes any "significant subsidiary" of the Borrower as that term is defined by the Securities and Exchange Commission);

     (2) the Borrower shall file a petition in voluntary bankruptcy or requesting relief under any provision of any bankruptcy, reorganization, or insolvency law or shall consent to the filing of any petition against it under any such law or code;

     (3) the Borrower shall make an assignment for the benefit of its creditors or consent to the appointment of a receiver, trustee, or liquidator of the Borrower or of all or any part of the property of the Borrower;

     (4) the Borrower shall be dissolved or liquidated or the existence of the Borrower shall terminate except pursuant to a merger pursuant to which the Obligations become obligations of the surviving entity; or

     (5) any seizure, vesting, or intervention by or under the authority of any governmental agency by which the management of the Borrower is displaced or its authority in the conduct of its business is curtailed shall occur.


     THE BORROWER WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM CONCERNING ANY RIGHTS UNDER THIS NOTE, ANY LOAN DOCUMENT TO WHICH IT IS A PARTY OR UNDER ANY OTHER DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH, OR ARISING FROM ANY LENDING RELATIONSHIP EXISTING IN CONNECTION WITH THIS NOTE, AND AGREES THAT ANY SUCH ACTION, PROCEEDING OR COUNTERCLAIM SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

     This Note shall be governed by the substantive laws of the State of Illinois.

                              HEARTLAND TECHNOLOGY, INC.



                              By:    _______________________________
                              Title: _______________________________