Form 10-K
period 2001-12-31
HEARTLAND TECHNOLOGY INC
filed 2002-04-24
CIK 831115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


 (Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the American Stock Exchange as of April 1, 2002, was approximately $181,049. On that date there were 1,671,238 shares outstanding. For purposes of this computation, it is assumed that non-affiliates of the Registrant are all holders other than directors and officers of the Registrant.

Exhibit index appears on Page 74.

Forward-Looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section, and elsewhere in this Form 10-K, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and elsewhere in this Form 10-K. The Company's actual future results, performance or achievement of results and the value of the Company's stock, may differ materially from any such results, performance or achievement or value implied by these statements. We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protections of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

                                     PART I

Item 1. Business

Heartland Technology, Inc. (the "Company" or "HTI") has two lines of business. It is engaged in providing specialty fabrication services to the printed circuit board industry through its subsidiary, Solder Station One, Inc. ("Solder"). The Company also holds, through its ownership of HTI Interests, LLC ("HTII"), general partner interests in Heartland Partners, L.P. ("Heartland") and CMC Heartland Partners ("CMC Heartland"), collectively (the "Partnerships"), which are engaged in real estate sales, leasing and development. The Company's investment in the Partnerships is accounted for using the equity method by virtue of its ownership of the general partnership interests.

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

In 1971, Chicago Milwaukee Corporation ("CMC") was formed as a holding company for the Railroad. In 1977, the Railroad filed for protection under federal bankruptcy laws. In 1985, the Railroad's Plan of Reorganization was confirmed by the federal court and the Railroad was renamed CMC Real Estate Corporation ("CMCRE"). In March 1988, CMC, CMCRE and MLC registered with the Securities and Exchange Commission (the "Commission") as closed-end, non-diversified management investment companies under Section 8(a) of the Investment Company Act of 1940 (the "1940 Act"). CMCRE was liquidated into CMC on November 30, 1989, and MLC became a wholly-owned subsidiary of CMC. In 1990, the real estate assets held by MLC and certain other assets and liabilities were contributed by MLC and CMC to two newly-organized partnerships - Heartland, a publicly-traded limited partnership of which HTI is the general partner and holds limited partner interests and CMC Heartland, a general partnership in which HTI and Heartland are the general partners and HTI is the managing general partner. In June, 1993, MLC was reincorporated in the State of Delaware pursuant to a merger transaction with a wholly-owned subsidiary. On June 30, 1993, CMC distributed MLC's common stock to CMC's stockholders, spinning off MLC as a separate publicly-held company. CMC has since ceased operation and was dissolved on May 22, 1995.

In May, 1997, MLC and PG Newco Corp. ("PG Newco"), a wholly-owned subsidiary of MLC, purchased substantially all of the assets, and assumed certain liabilities of, PG Design Electronics, Inc. ("PG Design"), a company engaged in the business of contract design and manufacture of electronic assemblies for computer and computer printer original equipment manufacturers ("OEMs"). PG Newco's name was then changed to P.G. Design Electronics, Inc. ("PG")

On October 31, 1997, MLC changed its name to Heartland Technology, Inc. Effective December 31, 1997, the Commission approved the deregistration of HTI as an investment company.

On April 10, 1998, the Company acquired the stock of Solder, a provider of specialty services to the printed circuit board industry.

On April 29, 1998, PG, under the name Zecal Corp., purchased the assets and assumed certain liabilities of Zecal, Inc., which owned the patented "Z-Strate"(R) technology for plating fineline copper circuits on a ceramic substrate.

On December 13, 1999, the Company formed HTII, a Delaware Limited Liability Company, to hold the Company's General Partnership Interest in the Partnerships. The Company holds a 99.9% ownership interest in HTII while HTI Principals, Inc., a Delaware Corporation, wholly owned by four of the Company's Board of Directors and one former director of the Company and incorporated on February 16, 2000, holds the remaining .1%. On February 16, 2000, the Company formed HTI Class B, LLC ("HTI B"), a Delaware Limited Liability Company, wholly owned by the Company, to hold the Company's Class B Limited Partnership Interest in Heartland (the "Class B Interest").

On May 5, 2000, Zecal Corp. and LZ Partners, LLC ("LZ"), a third party, funded Zecal Technology, LLC ("Zecal"), a newly organized joint venture. Zecal Corp. contributed all assets and certain liabilities with a net book value of $1,003,000 to Zecal in exchange for a 50% interest. LZ contributed $4 million to Zecal. The name of Zecal Corp. was changed to HTI Z Corp. ("HTI Z"). Included in the transaction was a guarantee by Zecal of $1,450,000 of the Wells Fargo Business Credit ("WFBC"), (formerly Norwest Business Credit), debt secured by Zecal equipment.

On May 19, 2000, PG transferred 100% of its outstanding common stock of HTI Z to HTI in exchange for forgiveness of $4 million of intercompany debt.

On October 20, 2000, the Company received a $4,500,000 cash call in connection with its equity ownership of Zecal. The purpose of the cash call was to provide Zecal with funds for operations and capital expenditures. The Company subscribed to and funded $1,125,000 of the cash call. LZ, the other owner of Zecal, subscribed and funded $3,000,000 of the cash call. As a result, the Company's percentage ownership of Zecal decreased from 50% to 42%. LZ also received warrants for equity in Zecal which, if exercised, could have reduced the Company's percentage ownership in Zecal to 32%. The Company raised the funds for the cash call from two sources: $750,000 was through a loan from CMC Heartland and $375,000 was raised by issuing a Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's former President and CEO. On March 30, 2001, LZ contributed an additional $1,450,000 to Zecal to fund its loan payment to WFBC. HTI Z was obligated to pay the $1,450,000 to Zecal. The Company's original 50% ownership interest has been reduced by each cash call to 22%. LZ has a "put" which it may exercise. The put, if exercised, could require HTI to repurchase LZ's investment in Zecal. Zecal ceased operation on November 8, 2001. Its assets have been liquidated.

Sale of PG

Effective June 14, 2001, PG sold certain tangible assets and liabilities to Trilogy Electronics, LLC ("Trilogy") for cash proceeds of $300,000, which resulted in a gain on the sale of $1,314,000. In connection with the sale, PG wrote off approximately $4,898,000 of intangible assets, primarily Goodwill, which resulted in a net loss on the sale of $3,584,000. P.G. Design Electronics, Inc. name was changed to HTI PG, Inc. ("HTI PG").

As part of the Asset Purchase Agreement, HTI PG is also entitled to additional purchase price of $2,550,000 from Trilogy in the form of an earn-out. Payments from Trilogy are dependent on the achievement of certain sales thresholds. The earn-out is not reflected in the financial statements of the Company.

Electronics Business

The Company is engaged in providing specialty fabrication services to the printed circuit board industry through Solder. Solder's services include hot air solder leveling, solder mask, and precious metal plating.

The products manufactured by Solder generally involve low volume production runs and require the use of modern technology, production techniques and equipment.

Customer Base. The majority of Solder's customers are located in the United States, however, their products are shipped internationally. Solder believes that it has strong relationships with its customers which have been established over the years. However, Solder does not have any long-term contractual relationships with any of its customers.

Strategy. The Company's strategy has been to focus on high margin segments of the electronics manufacturing business and to grow its business within its niche of technically advanced design and manufacturing, which it believes is appropriate for its strengths and long-term objectives.

At this time, however, the Company is not generating sufficient cash flow from operations to meet its operating expenses, debt service and other requirements for capital. The Company is therefore seeking to restructure its debts and sell assets, as well as look at the sale or merger of HTI itself. There is substantial doubt that the Company will be able to continue as a going concern. Even if it is able to continue as a going concern, existing shareholders are likely to have their holdings diluted or eliminated. If the Company is unable to continue as a going concern, it is unlikely that shareholders will receive any value for their shares.

Competition. There is significant competition in the electronic contract manufacturing market. The Company believes that competition in the market segments it serves is based on product and service quality, reliability and timely delivery to customers. The Company's competitive advantage has been maintained by its capacity to handle limited runs of a product on short notice, and its ability to work closely with the customer using the latest technologies. The electronics contract manufacturing industry is comprised of a large number of companies. The Company faces intense competition from established competitors and from similar niche players who focus on low volume/high margin production. Certain competitors have greater financial resources and manufacturing capacity than the Company. Although the Company generally does not pursue high-volume, price-sensitive business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures.

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

Employees. The parent company has no employees and reimburses CMC Heartland for salary costs for CMC Heartland employees allocated to the Company. Solder has approximately 65 employees.

Raw Materials. The raw materials required for electronics contract manufacturing, including printed circuit boards, chemicals, and solder are generally readily available from outside suppliers, with lead times ranging from a couple of days to fourteen weeks for some components. The Company is not dependent on any particular supplier.

Cyclical Demand. The Company does not believe that its business is subject to seasonal variations, but it may be subject to cyclical demand associated with orders received. The Company is largely dependent on its ability to deliver short runs and quick turnarounds, requiring the maintenance of sufficient materials and supplies to meet these demands

Backlog. The Company has not historically tracked backlog orders because orders are often received with short lead times and all orders are subject to cancellation or postponement.

Operations. Solder has added several new processes to its product lines. New offerings at Solder include automated conformal coating for increasingly miniaturized printed circuit boards, immersion silver plating, and an epoxy via plug process. Realization of these prospects is likely to require significant financing. The Company may or may not be able to obtain the needed financing.

Current Financing Solder has a line of credit of $1,500,000 with LaSalle National Bank ("LSNB"). It is in violation of loan covenants on the line of credit. The LSNB line of credit matures on May 31, 2002. LSNB has advanced Solder $500,000 as of December 31, 2001.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with the Partnerships payable on demand and secured by a senior collateral interest in the Class B Partnership Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, HTI renegotiated a new line of credit for $6,000,000 payable on demand. During the year 2001, the line of credit was increased to $8,000,000. The outstanding balance on this line of credit at December 31, 2001 was $8,186,000 and is represented on the balance sheet as a Payable to affiliate. As an incentive for the renegotiations on February 16, 2001, HTI granted a Series C Warrant to Heartland to purchase 320,000 shares of HTI Common Stock. The warrants have a five-year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $1.05. On February 25, 2002, the Partnerships demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from the Company. The Partnerships have initiated steps to protect their security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of the Company under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among the Partnerships, PG Oldco, Inc. and the Company, the Partnerships have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, HTI is not at this time able to predict the ultimate out come of these efforts by the Partnerships and PG Oldco, Inc. to protect their interests in the Collateral or the effect thereof on HTI. Nevertheless, management believes the note payable of $8,186,000 is a liability of the Company.

On March 30, 2001, Zecal paid its guaranteed portion of the WFBC debt of $1,450,000. A replacement guaranty also obligated HTI Z to pay WFBC $1,450,000, however, that obligation was subrogated to and satisfied by Zecal since the WFBC indebtedness was fully paid and discharged.

Real Estate Development

Through its investment in the Partnerships, the Company is engaged in the business of development and sale of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin, Montana, Minnesota, North Carolina and Washington. The Company, through its ownership in HTII, as a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company, similarly through its ownership HTII, also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and an allocation of taxable income and loss before distributions and allocations are made by Heartland. The Company also owns the Class B Interest in Heartland. In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. Liquidating distributions, upon dissolution of the partnership, are made pro rata to each partner in accordance with its positive Capital Account balance after certain adjustments set out in the partnership agreement. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities (described below) are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest. In addition, pursuant to a management agreement between HTII and CMC Heartland and continuing to June 27, 2005, CMC Heartland is required to pay HTII an annual management fee. The fee for the year 2001 was approximately $425,000. The management fee is subject to annual adjustment based on any changes in the outstanding units of Heartland. The revised annual fee for 2002 is approximately $413,000.

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

Economic, and Other Conditions Generally. The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions, changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes and tornadoes, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of the Partnerships, and in turn the Company.

Access to Financing. The real estate business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Partnerships anticipate incurring additional indebtedness to fund their real estate development activities. As of December 31, 2001, the Partnerships' total consolidated indebtedness was $6,746,000. This amount is due within one year from January 1, 2002. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Partnerships' existing credit facilities and sale of non-strategic assets will be sufficient to fund the Partnerships' anticipated operations. They may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Partnerships. If the Partnerships are not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Partnerships', and in turn the Company's, future results of operations.

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

Solder's corporate and manufacturing headquarters are located at 2221, 2231 and 2301 West Cape Cod Way, Santa Ana, California. The buildings on this site occupy approximately 21,200 square feet. These facilities were leased for a monthly rate of approximately $21,000 in 2001. The lease on the 2221 and 2231 buildings expired January 1, 2002. Solder has continued to occupy the buildings on a month to month basis. The lease on the 2301 building is month-to-month.

Item 3. Legal Proceedings

The Company sued Odilon and Enedina Cardenas, from whom the Company bought Solder, alleging that the Cardenas' had made misrepresentation and breached the acquisition agreements. The Cardenases counter sued the Company. The case is pending. Mediation discussions were held on April 18, 2002. These discussions are ongoing. No opinion is expressed as to the outcome of the mediation or the litigation.

John H. Lee, a holder of $250,000 of the Company's Series A Subordinated Debenture, brought suit alleging default by the Company under the note. The suit is pending. No opinion is expressed as to the outcome.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 18, 2001.

At the Annual Meeting Ezra K. Zilkha was elected as a director of the Company to hold office until the 2004 Annual Meeting of Stockholders. Votes cast for Mr. Zilkha were 1,432,578, votes withheld were 58,949 and non-votes were 179,711. Directors whose terms of office continued after the meeting were Edwin Jacobson, John R. Torell, III and Robert S. Davis.

The appointment of PricewaterhouseCoopers as the Company's independent accountants for the fiscal year 2001 was ratified with 1,483,123 votes for, 3,202 votes against, 5,202 abstentions and 179,711 non-votes.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the American Stock Exchange under the symbol "HTI" . The high and low sales prices for each quarterly period of 2001 and 2000 are shown below.

2001                             High            Low

First Quarter                  $ 1.38          $ .50
Second Quarter                  $ .75          $ .08
Third Quarter                   $ .50          $ .15
Fourth Quarter                  $ .24          $ .06

2000

First Quarter                  $ 4.56         $ 3.00
Second Quarter                 $ 3.63          $ .88
Third Quarter                  $ 7.31          $ .94
Fourth Quarter                 $ 4.00          $ .88


No dividends have been paid on the Company's common stock. As of April 19, 2002, there were 523 holders of record of the Company's common stock.

Item 6. Selected Financial Data.

The selected financial data set forth below has been derived from our audited consolidated financial statements and the notes thereto. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

Calendar year 1998 includes results of Solder from April 10, 1998, and Zecal Corp. from April 29, 1998.

              (Amounts in Thousands Except for Per Share Amount)

                                          Years ended December 31,

                                 2001         2000         1999          1998        1997
                              ----------   ----------   ----------   ----------   ----------

Net sales                     $    7,059   $   22,619   $   35,158   $   27,668   $   15,093
Net loss                         (12,617)      (4,335)     (10,113)      (2,137)       1,975
Net  loss  per  common
share  (1,671   shares
issued and outstanding)            (7.55)       (2.60)       (6.05)       (1.28)        1.18
Total assets                      11,582       26,544       30,711       37,363       20,179
Long-term obligations,
including current maturities       8,107       10,960       11,355       10,429        6,756
Stockholders' equity              (8,095)       4,221        7,309       17,422       19,559

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our consolidated statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 4 to our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that both require our most difficult, subjective or complex judgements and are most important to the portrayal of our financial condition and results of operations. We believe that there is a low probability that the use of different estimates or assumptions in making these judgements would result in materially different amounts being reported on our consolidated financial statements.

We use two different accounting methods to report our investments in entities: the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations.

We report receivables net of an allowance for receivables that may be uncollectible in the future. We review our receivables regularly for potential collection problems in computing the allowance recorded against our receivables: this review process requires we make certain judgments regarding collections that are inherently difficult to predict.

Inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company's markets of operation.


Liquidity and Capital Resources

Management does not expect that it will be able to procure additional financing to meet its operating needs. At this time the Company is not generating sufficient cash flow from operations to meet its operating expenses, debt service and other requirements for capital. The Company is therefore seeking to restructure its debts and sell assets, as well as exploring the sale or merger of HTI itself. There is substantial doubt that the Company will be able to continue as a going concern. Even if it is able to continue as a going concern, existing shareholders are likely to have their holdings diluted or eliminated. If the Company is unable to continue as a going concern, it is unlikely that shareholders will receive any value for their shares.

The Company has financed its activities in 2001 through borrowings on its line of credit with the Partnerships. Also, HTI PG received $300,000 from the sale of PG to Trilogy. As part of the Asset Purchase Agreement, HTI PG is also entitled to additional purchase price of $2,550,000 from Trilogy in the form of an earn-out. Payments from Trilogy are dependent on the achievement of certain sales thresholds.

On December 14, 2000, HTI established a $4,000,000 line of credit promissory note with Heartland and CMC Heartland which is payable on demand and secured by a Senior Collateral Interest in the Class B Interest. Interest is calculated at 13% payable in arrears at maturity. On December 29, 2000, HTI renegotiated a new line of credit for $6,000,000 which is payable on demand. During the year 2001, the line of credit was increased to $8,000,000. The outstanding balance of this line of credit at December 31, 2001 was $8,186,000 and is represented on the balance sheet as a Payable to affiliate. As an incentive for the renegotiations, on February 16, 2001, HTI granted a Series C Warrant to Heartland to purchase 320,000 shares of HTI Common Stock. The warrants have a five-year life. The exercise price is the closing price of the common stock on the last trading day prior to the issuance of the warrants which was $1.05. On February 25, 2002, the Partnerships demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from the Company. The Partnerships have initiated steps to protect their security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of the Company under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among the Partnerships, PG Oldco, Inc. and the Company, the Partnerships have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, HTI is not at this time able to predict the ultimate out come of these efforts by the Partnerships and PG Oldco, Inc. to protect their interests in the Collateral or the effect thereof on HTI. Nevertheless, management believes the note payable of $8,186,000 is a liability of the Company.

During 2001, Zecal had a net loss of approximately $7,548,000, of which the Company recognized a loss of $526,000. HTI's total share of the loss would have been approximately $2,106,000. However, the loss recognized of $526,000 reduced the Company's investment in Zecal to zero.

Solder has a line of credit with LSNB under which it may borrow up to $1,500,000. Interest is based on a base rate plus 2% (3.8975% at December 31, 2001). Borrowings are collateralized by accounts receivable and inventory. Borrowings under the line of credit, at December 31, 2001, were $500,000. The line of credit matures on May 31, 2002. Solder is in violation of certain financial covenants with respect to its LSNB term loans for which it has not received a waiver.

Solder has a term loan payable to LSNB in an original principal amount of $900,000. The loan has a level monthly principal payment. Interest is paid monthly. The $900,000 loan is for a five year term and bears interest at the prime rate plus 1% (5.75% at December 31, 2001). The outstanding balance on this loan at December 31, 2000, was $225,000. Solder is in violation of certain financial covenants with respect to this long term loan, for which it has not received a waiver.

Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is paid quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest and principal payments are not allowed until the credit facility to LSNB is in compliance. Solder was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future principal and interest payments. Deferred interest in the amount of $530,000 has been added to the loan balance. On April 9, 2001 the Company filed a lawsuit against the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. On August 8, 2001, the seller of Solder filed a cross-complaint against the Company, Solder and others, regarding representations made by the Company, financial reporting under the provisions of the reorganization agreement and the default status of the seller's loans. The Company is pursuing its claims vigorously and believes it has meritorious defenses to the cross claims. Solder did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. Solder did not make the $500,000 payment due on April 10, 2001. The amounts outstanding are included in debt in default.

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the original principal amount of $1,100,000. The note bears 8% interest, beginning one year (April 29, 1999) after issuance. Interest and principal payments of $91,667 are due quarterly beginning July 30, 1999. At December 31, 2001, $1,221,000 was outstanding. The payment due July 31, 1999 has been paid. No other payments have been made. The seller has notified the Company that it is in default and has demanded payment.

In April, 1997, in connection with the purchase of PG Design, MLC issued notes payable in the principal amount of $3,000,000 to the seller of PG Design. The notes bear interest at 8% per year, payable quarterly. On December 18, 2000, HTI, with the agreement of the seller, canceled the original notes and issued new notes as a substitute for the original notes. The new notes are secured by the Class B Interest held by HTI B. This security interest is subordinate to the security interest of Heartland and CMC Heartland in the Class B Interest. The new notes are in the form of five separate notes with the first note of $800,000 due December 31, 2000, and the remaining four notes of $550,000 each due December 31, 2001, 2002, 2003 and 2004. The notes bear interest at 8% per year, which is paid quarterly on the last day of each quarter. The note due December 31, 2000 was paid on February 23, 2001. Interest on the notes has been paid as of December 31, 2001. The principal due December 31, 2001 of $550,000 has not been paid. The interest due March 31, 2002 has not been paid.

On October 20, 2000, the Company issued a $375,000 Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven-year life. The exercise price is the closing price of the stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's former President and CEO. The interest due December 31, 2001 and March 31, 2001 has not been paid.

On December 23, 1999 the Company received subscriptions for $2 million in subordinated debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, former chairman, and Edwin Jacobson, former chief executive officer, as well as other individuals. The debentures were accompanied by warrants which permit the purchase of 165 HTI common shares per $1,000 principal amount of the debentures, or an aggregate of 330,000 common shares for the entire $2 million subscribed. The warrants are exercisable at any time during their four-year duration at an exercise price of $2-3/8 per share. The debentures were initially secured by the Class B Interest, but that security interest was subsequently released. The debenture principal and interest payments due December 31, 2001 have not been paid. The balance of the debenture principal due during the first quarter of 2002 has not been paid, as well as, the interest payments due March 31, 2002.
>
At December 31, 2001, the principal amount outstanding under the subordinated debentures was $2,375,000. John H. Lee, a holder of $250,000 of the Company's Series A Subordinated Debentures brought suit alleging default by the Company under the note. The suit is pending. No opinion is expressed as to the outcome.

The Company does not believe that it will have sufficient funds available for operating expenses, debt service and capital expenditures from cash flow expected to be derived from operations and financing presently in place. The Company will need to restructure its existing debt and raise capital through assets sales or obtain additional financing if it is to continue its operations. There is no assurance that it will be able to raise capital or acquire financing as, and when needed and the failure to obtain appropriate financing will have material adverse consequences on the Company. There is substantial doubt whether the Company can continue as a going concern. Even if the Company is able to continue as a going concern, existing shareholders are likely to have their holdings diluted or eliminated. If the Company is unable to continue as a going concern, it is unlikely in the opinion of management that the shareholders will receive much, if any value for their shares.

Results of Operations

Net sales in 2001, 2000 and 1999 totaled $7,059,000, $22,619,000 and
$35,158,000, respectively. Lower sales in 2001 are a direct result of the sale of PG to Trilogy and a full year of equity, rather than full consolidation accounting for Zecal by HTI Z.

The loss from joint venture of $526,000 for 2001 represents HTI Z's recorded portion of Zecal's net loss on the equity basis which reduced the Company's investment to zero. The loss from joint venture of $1,602,000 for 2000 reflects HTI Z's portion of Zecal's net loss on an equity basis from May 6, 2000. In addition to the net loss on the equity basis for 2001, a write off of $1,024,000 was recorded by HTI Z in the fourth quarter representing unrecoverable amounts due from the majority joint venture partner as a result of the shutdown of operations at Zecal in November 2001. This amount is reported as Other loss in joint venture on the Company's Consolidated Statement of Operations.

The net losses for the years 2001, 2000 and 1999 were $12,617,000 or $7.55 per share, $4,335,000 or $2.60 per share and $10,113,000 or $6.05 per share, respectively. For 1999, $3,754,000 of the loss is due to the non-cash allocation of Heartland's losses. Heartland's losses are allocated to the owners' capital accounts until the accounts have a zero balance. Losses are then allocated to the remaining partners with positive balances. HTI, as general partner and owner of the Class B Interest, was the only partner whose capital account in 1999 was positive, and therefore, was allocated 100% of Heartland's losses for 1999. The results of 2000 are positively affected by the income allocation of $3,987,000 from Heartland. Heartland, in generating net income, allocated 100% of that net income to HTI's Class B Interest up to the amount of excess losses, at which time net income from Heartland was then allocated to all unit holders based on their ownership interest. The net income for the year 2000 was positively affected by Solder having net income of $1,507,000 for the year. Also, HTI Z's loss in 2000 was less than the 1999 loss recognized by Zecal Corp. Additionally, income for the year 2000 was negatively impacted by an increase in losses at PG. The net loss for the year 2001 includes a $3,584,000 loss on the sale of PG to Trilogy as well as a PG pre-sale operating loss of $2,164,000. Solder recorded a loss of $4,014,000, primarily as a result of the write off of the balance of its goodwill. Corporate overhead contributed $2,844,000 to the loss, consisting principally of interest and allocated operating expenses from CMC Heartland

Selling, general and administrative expenses for 2001, 2000 and 1999 were $3,065,000, $5,937,000 and $9,622,000, respectively. SG & A for 2001 declined from the year 2000 by $2,872,000 primarily as a result of the sale of PG to Trilogy and that Zecal's results were reported on the equity basis for the full year. Included in 2000 and 1999 are full years of operations for PG and Solder. Zecal is included in 2000 for four months of operations on a consolidated basis, five months of operations as a 50% joint venture and three months of operations as a 42% joint venture.

Amortization expense for 2001, 2000 and 1999 was $442,000, $746,000 and $760,000, respectively. Amortization expense declined in 2001 by $304,000 as a direct result of the write off of the balance of PG's goodwill related to the sale to Trilogy. In addition, based on the Company's valuation of an impaired asset, a write off of the balance of Solder's goodwill in the amount of $3,509,000 was recorded in the fourth quarter of 2001. A similar analysis in the fourth quarter of 2000 resulted in a write down of PG's goodwill in the amount of $2,026,000.

Other income in 2001 was $502,000 and includes $1,450,000 representing the payment by Zecal, for HTI Z, of a WFBC loan guaranty. Other income in 1999 and 2000 includes an excess Partnership loss allocation and subsequent recovery, respectively.

Electronics Business

Dependence on Debt Financing. The Company is dependent on existing sources of debt financing. The cash outflows used in the recent activities, require that borrowings be available under existing lines of credit for day to day cash requirements. If the current trends in the industry or significant fluctuations in operations and results continue, or if the Company is unable to adapt the business to meet industry needs, the Company will continue to rely on lines of credit for its operating cash needs, or for any acquisitions. The lines of credit, at this time, are insufficient to meet operating cash requirements. The inability to meet day to day cash requirements for the business has adversely affected the Company's business and financial results. There is substantial doubt concerning the Company's ability to survive as a going concern.

Losses. The 2001 results are principally attributable to the following factors:
1) the sale of the assets of PG Design at a loss, 2) equity in continuing operating losses of Zecal, 3) operating losses at Solder plus the write off of goodwill and 4) corporate overhead. As a result of these factors, the Company incurred a $12,617,000 loss after taxes for the year 2001.

Dependence on Customers. The Company does not have long term contracts with any of its customers. The Company could lose customers and the loss of one or more of them could have a material adverse effect on the Company's results. Also, economic and other conditions may cause customers to cancel, reduce or delay orders.

Leverage; Access to Financing. The Company is highly leveraged, must maintain certain minimum ratios, and is prohibited from taking certain actions, under existing credit arrangements. Throughout 2001, the Company was unable to meet minimum ratios and other financial covenants required under existing credit agreements. The high level of debt, or the restrictions imposed by the debt, may adversely affect financial results or the Company's ability to operate its business. Even if financing is obtained, the terms may be less favorable than the current financing terms. The inability to borrow additional money, or to borrow on terms as favorable as the current terms may adversely effect the business and financial results. In addition, if the Company continues to experience the current market trends or negative operating results, it may continue to fail to comply with financial covenants under the existing credit agreements. The Company may not be able to obtain waivers from its lenders for future non-compliance with the credit agreements, and may lose the existing financing as a result. Any loss or reductions of the existing financing would adversely affect the business and financial results.

Dependence on Key Employees and Management. The Company has realigned its management structure so that it does not rely significantly on any one individual. However, the loss of key employees may adversely affect the short term business or financial results.

Dependence on Printed Circuit Board Industry. The Company provides products and services principally to the printed circuit board segment of the electronics manufacturing industry. A decline in demand for these products or services will adversely affect the business or financial results. New products and services are being developed. Failure to successfully develop new products and services demanded by the industry may adversely affect the business and financial results.

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

Fluctuations in Results. The Company's operations and financial results can fluctuate significantly due to the level and timing of customer orders. The Company's results may also vary due to product life cycle changes. Future performance and profitability are difficult to predict because of these fluctuations. Variations in results could result in the Company having insufficient cash to pay for expected operating expenses, debt amortization payments, or capital expenditures.

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

Leverage. The Partnerships are highly leveraged. The Partnerships' borrowings at December 31, 2001 were $6,746,000. This amount is due within one year from January 1, 2002. Under credit arrangements for existing indebtedness, the Partnerships must maintain certain minimum ratios, and are prohibited from taking certain actions. The restrictions imposed by the Partnerships' existing debt, may adversely affect the Partnerships' financial results and ability to operate, which would have a material effect on our financial results.

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

Period-to-Period Fluctuations. The Partnerships' real estate projects are long-term in nature. Sales activity varies from period to period. The ultimate success of any development cannot be determined from short term results. Short term results are unpredictable. The timing and amount of revenue varies considerably from period to period. If the Partnerships fail to manage their cash flows effectively, it may adversely affect HTI's financial results.

Item 7 A: Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings are affected by changes in interest rates because portions of the Company's outstanding indebtedness are at variable rates.

The Company has approximately $225,000 of long term debt at variable rates based on the prime interest rate. For every 1% change in the prime rate, the Company's annual interest rate would change by approximately $2,000 based on the outstanding indebtedness as of December 31, 2001.

The Company has approximately $5,651,000 of long term debt at a fixed rate of 8% and $2,375,000 of long term debt at a fixed rate of 13%. The Company is subject to interest rate risk on this fixed rate debt because market rates may decrease, which would be unfavorable to the Company.

The Company does not have any other financial instruments for which there is a significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data.

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Heartland Technology, Inc. :


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Heartland Technology, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 63 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Heartland Technology, Inc. will continue as a going concern. As more fully described in
Note 3 to the financial statements, Heartland Technology, Inc. has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2002. These conditions raise substantial doubt about Heartland Technology, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Chicago, Illinois
April 22, 2002

                           Heartland Technology, Inc.
                           Consolidated Balance Sheet
                                December 31, 2001

                (Amounts in thousands, except per share amounts)


ASSETS
Current assets:
Cash and cash equivalents                                         $      800
Accounts receivable, net of reserves of $14 in 2001                      855
Inventories, net                                                         124
Prepaid expenses                                                         129
                                                                  ----------
Total current assets                                                   1,908
                                                                  ----------

Property and equipment:
Machinery and equipment                                                2,605
Furniture and fixtures                                                    99
Leasehold improvements                                                   124
                                                                  ----------
                                                                       2,828
Less accumulated depreciation                                          1,657
                                                                  ----------
                                                                       1,171
                                                                  ----------
Other assets:
Other                                                                     76
Investment in partnerships                                             8,427
                                                                  ----------
Total assets                                                      $   11,582
                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt in default                                                   $    5,176
Current portion of long-term debt                                      2,176
Accounts payable, trade                                                1,115
Accrued expenses and other liabilities                                   438
Notes payable                                                             30
Current portion of capital lease obligations                              18
Allowance for claims and liabilities                                   1,281
Payable to affiliate                                                   8,186
                                                                  ----------
Total current liabilities                                             18,420
                                                                  ----------

Long-term debt, less current portion                                   1,255
Capital lease obligation, less current portion                             2

Stockholders' equity:
Common stock, $.30 par value per share, authorized
  10,000,000 shares, 1,671,238 shares issued and outstanding             501
Additional paid-in capital                                            12,321
Accumulated deficit                                                  (20,917)
                                                                  ----------
Total stockholders' equity(deficit)                                   (8,095)
                                                                  ----------
Total liabilities and stockholders' equity                        $   11,582
                                                                  ==========

See accompanying notes.

                           Heartland Technology, Inc.
                      Consolidated Statement of Operations
                      For the Year Ended December 31, 2001

                (Amounts in thousands, except per share amounts)

Net sales                                                        $    7,059
Cost of sales                                                         6,940
                                                                 ----------
Gross margin                                                            119
                                                                 ----------

Other income (loss):
Management fee from affiliate                                           545
Income from investment in partnerships                                   53
Equity in loss from joint venture                                      (526)
Other loss from joint venture                                        (1,024)
Miscellaneous                                                         1,454
                                                                 ----------
Total other income                                                      502
                                                                 ----------

Other expenses:
Selling, general and administrative                                   3,065
Interest expense                                                      2,630
Loss from sale of subsidiary assets                                   3,584
Amortization expense                                                    442
Write off of goodwill                                                 3,509
                                                                 ----------
Total other expenses                                                 13,230
                                                                 ----------

Loss before income taxes                                            (12,609)
Income tax expense                                                       (8)
                                                                 ----------

Net loss                                                         $  (12,617)
                                                                 ==========

Basic and diluted loss per share                                 $    (7.55)
                                                                 ==========

Weighted average number of common shares outstanding                  1,671
                                                                 ==========

See accompanying notes.

                           Heartland Technology, Inc.
                 Consolidated Statement of Stockholders' Equity
                      For the Year Ended December 31, 2001

                             (Amounts in thousands)




                                                     Additional                            Total
                                     Common            Paid-in        (Accumulated      Stockholders'
                                     Stock             Capital           Deficit)          Equity
                                 ---------------   ---------------   ---------------   ---------------
Balance at December 31, 2000     $           501   $        12,020   $        (8,300)  $         4,221

Value of warrants issued                                       301                                 301

Net loss                                                                     (12,617)          (12,617)
                                 ---------------   ---------------   ---------------   ---------------
Balance at December 31, 2001     $           501   $        12,321   $       (20,917)  $        (8,095)
                                 ===============   ===============   ===============   ===============




See accompanying notes.

                           Heartland Technology, Inc.
                      Consolidated Statement of Cash Flows
                      For the Year Ended December 31, 2001

                             (Amounts in thousands)


Net loss                                                        $  (12,617)
Adjustments to reconcile net loss to net cash provided
 by operations:
Depreciation                                                         1,062
Amortization                                                           442
Non-cash interest expense                                              777
Write off of goodwill                                                3,509
Loss on sale of subsidiary assets                                    3,584
Equity in income from investment in Partnerships                       (53)
Equity in loss from joint venture                                      526
Other loss from joint venture                                        1,024
Bad debt expense                                                         8
Reserve for inventory obsolescence                                      94
Change in operating assets and liabilities:
Accounts receivable                                                  1,760
Inventories, net                                                       410
Prepaid expenses and other assets                                      259
Accounts payable and accrued expenses                                    6
                                                                ----------
Net cash provided by operating activities                              791
                                                                ----------

Investing activities:
Purchases of property and equipment                                   (453)
Proceeds from sale of property and equipment                             2
Proceeds from sale of investment in joint venture                      300
                                                                ----------
Net cash used in investing activities                                 (151)
                                                                ----------

Financing activities:
Net borrowings (payments) under line of credit                        (166)
Payments on capital leases                                             (46)
Principal payments on long-term debt                                (3,398)
Increase in due to affiliates                                        3,606
Increase in due from affiliate                                        (182)
                                                                ----------
Net cash used in financing activities                                 (186)
                                                                ----------

Increase in cash and cash equivalents                                  454
Cash and cash equivalents at beginning of year                         346
                                                                ----------
Cash and cash equivalents at end of year                        $      800
                                                                ==========


See accompanying notes.

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


    1.   Basis of Presentation

   The consolidated financial statements of Heartland Technology, Inc. include the accounts of Heartland Technology, Inc. and its subsidiaries (the "Company" or "HTI"), HTI PG ("PG") (formerly P.G. Design Electronics, Inc.), Solder Station One, Inc. ("Solder"), HTI Z Corp.("HTI Z") (formerly Zecal Corp.), HTI Interests, LLC ("HTII"), and HTI Class B, LLC ("HTI B"). All significant intercompany transactions and accounts have been eliminated.

   The Company's general partnership interest in Heartland Partners, L.P. ("Heartland") and CMC Heartland Partners ("CMC Heartland") is held in HTII. The Company holds a 99.9% ownership interest in HTII while HTI Principal's, Inc. (a third party) holds the remaining .1%. HTI B, wholly owned by the Company, holds the Company's Class B Partnership Interest in Heartland, (the "Class B Interest").

    2.   Nature of Business

   The Company is engaged in the electronic contract manufacturing business through Solder. Solder provides specialty services to the printed circuit board industry. The customer base is diverse, the primary customers are printed circuit board manufacturers.

    Through its partnership interests in Heartland and CMC Heartland, (collectively, the "Partnerships"), the Company is also engaged in the business of development of real estate, including the properties formerly owned by the Company. This real estate development business consists of the leasing, development and sale of various commercial, residential and recreational properties in Illinois, Georgia, Wisconsin and Washington. The investments in the Partnerships are accounted for using the equity method since the Company has significant influence over the Partnerships' operations. The difference in the cost of the Company's investment in the Partnerships and the underlying equity in net assets, is being amortized as CMC Heartland's assets are sold. The amount amortized to income for the year ended December 31, 2001 was $5,000.

3.    Going Concern and Management's Plans

    Given the Company's assets, its liabilities, the results of its operations, the costs of operating a public company and the depressed state of the electronics manufacturing industry any restructuring, sale or merger is almost certain to dilute or eliminate the interests of current shareholders. If the Company cannot be restructured, the most likely outcome is a dissolution or liquidation of the Company.

   With the exception of the LaSalle National Bank ("LSNB") loans to Solder, the Company is not making payments of principal or interest on any of its loans or guarantees. Solder, the Company's remaining operating subsidiary, lost money in 2001 and has continued to operate at a loss in the first quarter of 2002.

    Solder uses a line of credit from LSNB for working capital. That line of credit matures on May 31, 2002. If LSNB does not extend the line, or the Company is unable to replace it, Solder will have difficulty continuing to operate.

    The Company is in communication with its creditors regarding restructuring of its debts. The Company has also approached investment bankers and industry consultants regarding a sale or merger of the Company or various of its assets.

    For the year ended December 31, 2001, the Company incurred a loss of $12,617,000. Based upon an analysis of impaired assets and continuing losses of Solder into 2002, a write off of Solder's goodwill in the amount of $3,509,000 was recorded in the fourth quarter of 2001. As of December 31, 2001, the available resources of the Company are not presently sufficient to fund its expected cash requirements through the end of 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is also in violation of certain covenants on other loans outstanding described more fully in Note 7.

    In the event the Company is unable to obtain adequate funds when required in the future, the Company would be required to substantially scale back operations, obtain funds through arrangements with joint ventures, additional equity financing, or divestiture of certain of its assets, which may materially and adversely affect the Company's business, financial condition, results of operations and cash flows or cease operations. There is substantial doubt about the Company's ability to continue as a going concern.

                          Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


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

    Property and Equipment

    Property and equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets which range from five to seven years for equipment and the lesser of the lease term or the estimated useful life for leasehold improvements. Property and equipment includes $71,000 of assets acquired through capitalized leases.

    Revenue Recognition

    Revenue from manufacture of electronic products is recognized upon shipment of such products. Revenue from contract services provided are recognized as the services are performed.

    Use of Estimates

    In the preparation of the Company's financial statements in conformity with general accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    For cash and cash equivalents, the carrying amounts approximate fair value. For variable rate debt that reprices frequently and for all remaining financial instruments, fair value is significantly less than its carrying value due to the Company's recurring losses.

    Net Loss Per Share

    Basic earnings per share is based on weighted average shares outstanding for the period. Due to the net loss for the year ended December 31, 2001, the inclusion of any additional shares from outstanding stock options or warrants (Notes 7 and 14) would be antidilutive

    Equity Accounting

    The investment in Zecal, which is 22% owned as of December 31, 2001, is accounted for using the equity method.

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

                          Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


    Long Lived Assets

    The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that its long-lived assets will not be recoverable, as determined based on future expected cash flows or other fair value determinations, the Company's carrying value would be reduced. Based upon this review, the Company has determined that due to continuing losses at Solder and the resulting impairment in long lived assets, a write off of $3,509,000 was recorded in the fourth quarter of 2001, representing the remainder of Solder's goodwill.

5. Inventories

Inventory consists of raw materials used to process circuit board finishes and are stated at lower of cost or market.

6. Investment in Partnerships and Related Party Transactions

The Company, through its ownership in HTII, has a 1% general partnership interest in Heartland which entitles the Company to 1% of Heartland's available cash for distribution and allocation of taxable income and loss. The Company, similarly through its ownership in HTII, also has a .01% general partnership interest in CMC Heartland which entitles the Company to .01% of CMC Heartland's available cash for distribution and allocation of taxable income and loss before distributions. The Company also owns the Class B Interest in Heartland. In general, the Class B Interest entitles the holder to .5% of Heartland's available cash for distribution and allocation of taxable income and loss. In the event of an event of dissolution of Heartland, the partners capital accounts are adjusted per the partnership agreement and distributions are made pro rata based on the capital accounts. The Partnership Agreement provides generally that the Partnership's losses, other than those attributable to the satisfaction of Plan Liabilities (see Note 11), will be allocated 1% to the General Partner, 98.5% to the Class A limited partners, and 0.5% to the Class B limited partner. If the allocation of a net loss to a partner would cause that partner to have a negative balance in its capital account, such net loss shall be allocated only among partners having positive balances in their capital accounts. In addition, items of deduction, loss, credit and expense attributable to the satisfaction of Plan Liabilities are specially allocated 99% to the holder of the Class B Interest and 1% to the Company as the general partner until the aggregate amount of all such items allocated to the Class B Interest equals the aggregate capital contribution with respect to the Class B Interest. If the aggregate amount of such items specially allocated to the holder of the Class B Interest is less than the amounts contributed by such holder to Heartland, such excess will be reflected in the capital account of the Class B Interest.

HTII has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay HTII an annual management fee, calculated each year, through June 27, 2005. The management fee for the year ending December 31, 2001 was $425,000. The Company reimburses CMC Heartland for certain staff salary, office and operating allocations. Total expenses incurred for 2001 were $770,000.

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


As part of the joint venture agreement between Zecal Corp. and LZ Partners LLC ("LZ"), Zecal provided a guarantee of $1,450,000 of the HTI Z WFBC debt, which is secured by the Zecal equipment. In connection with this, on March 30, 2001, Zecal paid Wells Fargo Business Credit ("WFBC") $1,450,000 of the HTI Z debt outstanding. The payment was funded through a capital contribution by LZ, thereby further reducing the Company's percentage ownership of Zecal to approximately 30%. The Company's original 50% ownership interest has been reduced by subsequent cash calls to 22% at December 31, 2001. The Company's equity in the loss of Zecal for 2001 is $526,000. On November 8, 2001, Zecal shut down its operations. Its assets have been sold and the proceeds used to pay certain of its obligations. LZ has a "put" which, if exercised, could require the Company to repurchase LZ's investment in Zecal.

As of December 31, 2001, HTI had an $8,186,000 line of credit promissory note with the Partnerships payable on demand and secured by a senior collateral interest in the Class B Interest. Interest is calculated at 13% payable in arrears at maturity. The outstanding balance on this line of credit at December 31, 2001 was $8,186,000 and is represented on the balance sheet as a Payable to affiliate. In connection with the line of credit, on February 16, 2001, HTI granted Heartland a Series C Warrant for the purchase of 320,000 shares of HTI Common Stock. The warrants are exercisable at any time for five years from the date of grant at an exercise price equal to $1.05. On February 25, 2002, the Partnerships demanded immediate payment in full of all obligations due under the Line of Credit Promissory Notes from the Company. The Partnerships have initiated steps to protect their security interest in the Class B Interest (the "Collateral"). PG Oldco, Inc., a creditor of the Company under notes aggregating $2,200,000 in principal amount, also has a security interest in the Collateral and has commenced steps to protect its interest. Under the Lien Subordination and Inter-Creditor Agreement ("Inter-Creditor Agreement") among the Partnerships, PG Oldco, Inc. and the Company, the Partnerships have a first and prior security interest in the Collateral and the proceeds thereof up to the Senior Debt Priority Amount (as defined in the Inter-Creditor Agreement) and PG Oldco, Inc. has a first and prior security interest in the Collateral and the proceeds thereof for all amounts in excess of the Senior Debt Priority Amount. Because of the competing interests in the Collateral, HTI is not at this time able to predict the ultimate outcome of these efforts by the Partnerships and PG Oldco, Inc. to protect their interests in the Collateral or the effect thereof on HTI. Nevertheless, management believes the note payable of $8,186,000 is a liability of the Company.

                          Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

The condensed financial statements of Heartland as of December 31, 2001, and for the year then ended follows (amounts in thousands):


                                                                  2001
Assets:
Cash and marketable securities                                 $    1,299
Receivables, net                                                      430
Other assets                                                        8,324
Net properties and investment in joint venture                     28,367
                                                               ----------
Total assets                                                   $   38,420
                                                               ==========
Liabilities:
Accounts payable, accrued expenses and other liabilities       $    7,277
Allowance for claims and liabilities                                4,337
Loans payable                                                       6,746
                                                               ----------
Total liabilities                                              $   18,360
                                                               ----------

Partners' Capital:
General partner                                                        81
Class A partners                                                   10,390
Class B partner                                                     9,589
                                                               ----------
Total partners' capital                                            20,060
                                                               ----------
Total liabilities and partners' capital                        $   38,420
                                                               ==========


Revenues:
Property sales                                                 $   30,471
Less: cost of property sales                                       19,908
Gross profit on property sales                                     10,563
Rental and other income                                             1,676
                                                               ----------
Total net revenues                                                 12,239
                                                               ----------

Expenses:
Selling, general and administrative                                 5,912
Real estate taxes                                                     225
Management fee                                                        425
Depreciation and amortization                                         319
                                                               ----------
Total expenses                                                      6,881
                                                               ----------

Net income                                                     $    5,358
                                                               ==========

                         Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

7. Notes and Other Debt Payable

                                              Amounts in thousands)

                                                December 31, 2001

       Note payable - Imperial Premium
          Finance                                  $         30
                                                   ============

       Debt in default:
          LaSalle line of credit                   $        500
          LaSalle term loan                                 225
          Subordinated notes to related parties             450
          Subordinated note to seller of Solder           2,230
          Subordinated note to seller of PG                 550
          Subordinated note to seller of Zecal            1,221
                                                   ------------
                                                   $      5,176
                                                   ============

       Long term debt
          Other notes payable                      $        101
          Subordinated note to related parties            1,680
          Subordinated note to seller of PG               1,650
                                                   ------------
                                                          3,431

       Less current portion
          Other notes payable                      $        101
          Subordinated notes to related parties           1,525
          Subordinated notes to seller of PG                550
                                                   ------------
                                                          2,176
                                                   ------------

       Long term debt, less current portion        $      1,255
                                                   ============

   Solder has a line of credit with LSNB under which it may borrow up to maximum of $1,500,000, not to exceed 85% of eligible accounts receivable plus the lesser of $200,000 or fifty percent of eligible inventory. Interest is at the base rate plus 2% (3,8975% at December 31, 2002). Borrowings are collatreralized by accounts receivable and inventory. Borrowings under the line of credit at December 31, 2001 was $500,000. The line of credit matures on May 31, 2002. The line is subject to an unused line fee of .25% of the average quarterly unused balance. The unused portion of this line of credit as of December 31, 2001 was $1,000,000. The line of credit is subject to certain convenience, which are in violation as of December 31, 2001 for which a waiver has not been obtained. Therefore, the balance of $500,000 is classified as debt in default.

   The Company has subordinated debentures at an interest rate of 13% for a two year term held by two directors, Ezra Zilkha and Edwin Jacobson, as well as other high net worth individuals. The Series A debentures are accompanied by warrants for the purchase of 330,000 shares of HTI Common Stock exercisable at any time until March 17, 2004, at an exercise price of $2.375 per share. The Company also has a Series B subordinated debenture at an interest rate of 13 % for a five year term held by Edwin Jacobson, accompanied by warrants for the purchase of 75,000 shares of HTI Common Stock exercisable at any time until October 17, 2007 at an exercise price of $4.00 per share. The debentures are unsecured. At December 31, 2001, the principal amount outstanding on the debentures was $2,375,000 of which $450,000 is classified as debt in default. As of April 22, 2002, $2,000,000 is in default.

   The 405,000 warrants discussed above were valued at $1,247,000 as calculated using the Black Sholes method, with $476,000 of this amount amortized as interest expense in 2001. At December 31, 2001, the $2,375,000 in subordinated debentures are recorded in the accompanying balance sheet at $2,130,000, a reduction of $245,000 representing the unamortized discount associated with these warrants

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

On March 30, 2001, LZ, a joint venture partner in Zecal, contributed an additional $1,450,000 to Zecal to fund its loan payment guaranty to WFBC. This contribution reduced the HTI Z's ownership in Zecal to approximately 30%. The loan was paid off in June, 2001.

Solder has term loans payable to LSNB in original principal amounts of $1,200,000 and $900,000. LSNB granted Solder a temporary waiver from paying principal and interest on the $1,200,000 loan for a period from August 31, 1998, through November 30, 1998. The amounts deferred plus additional interest were due no later than April 30, 2001. An early termination fee of 1% to 3% of the outstanding balance of either note is charged if repaid prior to maturity. The Company incurred approximately $64,000 in transaction fees which have been capitalized and have been fully amortized as of December 31, 2001. The loans are guaranteed by HTI which has pledged 100% of its stock in Solder. Solder is in violation of certain financial covenants with respect to its long term loans, for which it has yet to receive a waiver. As a result, the amounts outstanding are included in debt in default. Solder paid off the $1,200,000 loan in the second quarter 2001. On April 30, 2001, the loan agreement for the $900,000 term loan was amended to extend the maturity date to April 20, 2003.

Solder has a $1,700,000 subordinated note payable to the former owners. Principal is payable in three semiannual $400,000 installments plus a final $500,000 installment. The first installment was due on October 10, 1999. Interest is payable quarterly beginning June 30, 1998. The debt is subordinated to the LSNB debt, and as such, interest and principal payments are not allowed until the credit facility to LSNB is in compliance. Solder was not in compliance with the loan covenants after the first quarter of 1999, and was prohibited from making future principal and interest payments. Deferred interest in the amount of $530,000 has been added to the loan balance. On April 9, 2001 the Company filed a lawsuit against the seller of Solder concerning the accuracy of certain representations made by the seller in connection with the acquisition of Solder. On August 8, 2001, the seller of Solder filed a cross-complaint against the Company, Solder and others, regarding representations made by the Company, financial reporting under the provisions of the reorganization agreement and the default status of the seller's loans. The Company is pursuing its claims vigorously and believes it has meritorious defenses to the cross claims. Solder did not make payments of $400,000 to the seller that were due on each of October 10, 1999, April 10, 2000 and October 10, 2000. On February 22, 2001, the seller notified the Company that the notes are in default. Solder did not make the $500,000 payment due on April 10, 2001. The amounts outstanding are included in debt in default.

In April 1997, in connection with the purchase of PG Design, MLC issued notes payable in the principal amount of $3,000,000 to the seller of PG Design. The notes bear interest at 8% per year, payable quarterly. On December 18, 2000, HTI, with the agreement of the seller, cancelled the original notes and issued new notes as a substitute for the original notes. The new notes are collateralized by the Class B Interest held by HTI B. This security interest is subordinate to the security interest of the Partnerships in the Class B Interest. The new notes are in the form of five separate notes with the first note of $800,000 due December 31, 2000, which was paid, and the remaining four notes of $550,000 each due December 31, 2001, 2002, 2003 and 2004. The notes bear interest at 8% per year, which is payable quarterly on the last day of each quarter. Ad December 31, 2001, the aggregate principal outstanding on the notes was $2,200,000 of which $550,000 is classified as debt in default. As of April 22, 2002, the entire $2,200,000 is in default.

HTI Z has a note payable to the seller of Zecal Corp.'s assets in the original principal amount of $1,100,000. HTI Z has made no payments since July 30, 1999. In connection with the transfer of the Zecal Corp's assets to Zecal in May, 2000, Zecal agreed to reimburse HTI Z for $825,000 of the outstanding balance plus interest ($904,000 at December 31 2001). Amounts are to be reimbursed from Zecal as payments are made by HTI Z. HTI Z had not made any payments on the note as of December 31, 2001. Due to the shutdown of operations at Zecal on November 8, 2001, amounts previously recorded as recoverable have been written off and are recorded as Other loss from joint venture on the Company's Consolidated Statement of Operations.

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


Maturities of long term debt subsequent to December 31, 2001 are as follows:


                                       (Amounts in thousands)


         2002                               $     6,907

         2003                                       550

         2004                                       550

         2005                                       375

         2006                                        --
                                            -----------
         Total                              $     8,382
                                            ===========


Maturities include a total past due of $1,000,000 and $3,451,000 classified as debt in default.

9. Lease Obligations

Solder's facilities are leased for a monthly rate of approximately $21,000 through January 2, 2002. Additionally, Solder incurs operating expense and tax escalations. Leases have not been negotiated and occupancy is currently on a month-to-month basis. Landlord's attorney has given Solder a notice to quit, but has not initiated eviction proceedings. Solder could be subject to increased rent as a hold over tenant under the lease. Management is in discussions with landlord regarding hold over status but cannot predict the ultimate outcome of those discussions. Rent expense for 2001 was $400,000.

The Company leases certain equipment under capital leases which expire at various times through 2003. Total future minimum lease payments under capital lease obligations as of December 31, 2001 are $18,000 for the year 2002 and $2,000 for the year 2003.

10.  Income Taxes

The provision (benefit) for income taxes is comprised of the following:

            (Amounts in thousands)


                     2001
                    ------
Current
  Federal                0
  State                  8
                    ------

Deferred
  Federal                0
  State                  0
                    ------

Total                    8
                    ======


Income tax expense (benefit) attributable to income (loss) from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from operations primarily as a result of a change in the valuation allowance against net deferred tax assets.

The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31 are comprised primarily of differences in the GAAP and tax basis of fixed and intangible assets and partnership investments, reserves which are not currently deductible for tax, an AMT credit carryforward, and a net operating loss carryforward. The net deferred tax asset has a full valuation allowance as of December 31, 2001.

Included in the Company's deferred tax assets are AMT carryforwards of approximately $919,000 which have no expiration date. At December 31, 2001, the Company has net operating loss carryforwards of approximately $28,000,000 which begin to expire in 2008.

                         Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

11.  Contingent Liabilities

The Company, by reason of its serving as the general partner of the Partnerships, through its ownership in HTII, is liable and responsible to third parties for such Partnerships' liabilities to the extent the assets of such Partnerships are insufficient to satisfy such liabilities. In addition to liabilities incurred as a result of their ongoing real estate businesses, in connection with the real estate transfer, the Partnerships have assumed primary responsibility and liability for the resolution and satisfaction of most of the liabilities for claims remaining under the plan of reorganization of the predecessor of CMC Real Estate Corporation ("CMCRE"), certain other contingent liabilities with respect to the properties transferred to CMC Heartland arising after the consummation of such plan, and the costs and expenses in resolving such plan and other contingent liabilities (collectively, the "Plan Liabilities"). Included in the Plan Liabilities are known environmental liabilities associated with certain of the properties transferred to the Partnerships arising out of the activities of the Chicago, Milwaukee, St. Paul and Pacific Railroad ("Railroad") or certain lessees or other third parties. Further environmental obligations as yet unknown in respect of these properties may become due and owing in the future. A majority of the known environmental matters stem from the use of petroleum products, such as motor oil and diesel fuel, in the operation of a railroad. The Company and/or the Partnerships have been notified by government agencies of potential liabilities in connection with certain of these real estate properties. Descriptions of the known material environmental matters are included in the reports filed by Heartland with the Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended (the "1934 Act").

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

In January, 2001, PG, HTI, HTI Z and Zecal were sued by Reptron Electronics, Inc. ("Reptron") in a two-count complaint filed in the United States District Court for the Eastern District of Michigan. The Reptron suit was settled in connection with the sale of PG's assets to Trilogy.

LZ has a "put" in connection with its ownership interest in Zecal. If LZ exercises its put, the Company could be required to repurchases LZ's investment in Zecal.

The Company has been sued by John H. Lee, a holder of $250,000 of the Company's Series A Subordinated Debentures alleging default by the Company under the note. The suit is pending. No opinion is expressed as to the outcome.

The Company has been counter sued by Odilon and Enedena Cardenas in a lawsuit the Company brought against the Cardenases. The case is pending. Mediation discussions were held on April 18, 2002. These discussions are ongoing. No opinion is expressed as to the outcome of the mediation or the litigation.

12.  Allowance for Claims and Liabilities

The Company assumed certain share redemption liabilities from CMCRE, then a majority owned subsidiary of CMC. Preferred shares are redeemable at $100 per share and common shares at $153.43 per share. At December 31, 2001, 2,409 preferred shares and 4,668 common shares are still outstanding for a liability of approximately $957,111. The liability is being reduced as the minority shareholders submit their shares for redemption. No shares were redeemed in 2001.

The Company has a $323,453 liability related to workers' compensation claims incurred by CMC and assumed by the Company. This liability is being reduced as payments are being made to the insurance provider. No claims were submitted to the insurance provider in the year 2001.

                         Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


13.               Industry Segments

The Company currently is engaged in two lines of business: (1) electronic manufacturing and (2) real estate. The manufacturing business segment covers the Company's providing of specialty services for the printed circuit board industry. The real estate business segment covers the Company's investment in real estate partnerships. As of and for the year ended December 31, 2001, certain information relating to the Company's business segments are set forth in the table below:


Selected Financial Data for 2001
                                                   (Amounts in thousands)



                                                        Income (loss)
                                                           before           Equity in       Depreciation
                                        Sales and         taxes and        income(loss)          and
Business             Identifiable         other         extraordinary          from         amortization          Capital
segment                 assets           income              item          investments         expense         expenditures
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Manufacturing .....$         2,833   $         7,082   $        (9,765)  $          (526)  $         1,504   $           453

Real estate .......          8,427                53                53                53                --                --

Corporate .........            322               800            (2,897)               --                --                --
                   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total Company .....$        11,582   $         7,935   $       (12,609)  $          (473)  $         1,504   $           453
                   ===============   ===============   ===============   ===============   ===============   ===============


14.  Non-qualified Stock Option and Stock Appreciation Rights

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options, because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of the grant, no compensation expense is recognized. A total of 50,000 stock options are outstanding as of December 31, 2001, all of which are exercisable.

The Company also has stock appreciation rights (SARs) outstanding of 25,000 as of December 31, 2001. The SARs have a strike price of $16.625, which was the market value on the date of grant. The SARs have a contractual life of 10 years and expire on January 2, 2008. SARs outstanding at December 31, 2001 are fully vested.

As of December 31, 2001, 150,000 options or other awards are available for grant under the Company's 1997 Incentive and Capital Accumulation Plan, as amended.

15  Goodwill

The Company evaluates the recoverability of its goodwill whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Solder Station incurred a loss in 2001 and has performed below projections for 2002. It is also likely that profit from future operations or a sale of Solder would be used to pay creditors claims. Because of the significance of this change, the Company evaluated the recoverability of goodwill by estimating the future discounted cash flows of the business to which the goodwill relates. In determining the estimated future cash flows, the Company considered current and future levels of income as well as business trends, prospects and market and economic conditions. The discount rate used in determining discounted cash flows was the Company's estimate of the rate of return it would require for a similar investment. When estimated future discounted cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized and charged to operations. As a result of the discounted cash flow analysis, the Company recognized a goodwill write off of $3,509,000 or $2.10 per share in the fourth quarter of 2001.

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

                           Heartland Technology, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At a meeting held on December 18, 2001, the Board of Directors of HTI approved the engagement of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending December 31, 2001 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective December 18, 2001. The audit committee of the Board of Directors approved the change in auditors on December 18, 2001.

The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, however, the reports were modified to indicate substantial doubt regarding HTI's ability to continue as a going concern.


In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2000, and 1999, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company requested Ernst & Young LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated December 18, 2001 was filed as Exhibit 16 to the Form 8-K filed December 18, 2001 by HTI.

The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of December 18, 2001. During the two most recent fiscal years and through December 17, 2001, the Company has not consulted with PricewaterhouseCoopers LLP regarding either, (i) the application of accounting principles to a specified transaction, either completed or propose; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(1) (v) of Regulation S-K.

There have been no disagreements with the accountants.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The Company's Certificate of Incorporation and By-laws provide for a Board of Directors elected by the holders of Common Stock, which is divided into three classes of directors serving staggered three-year terms. The Board of Directors is currently comprised of four members, with Class III consisting of two directors and Class I and Class II consisting of one director each. Gordon H. Newman resigned as a Class I director in February, 2002.

At the 2001 Annual Meeting of the Stockholders, the Class II director was elected for a term expiring at the 2004 Annual Meeting of Stockholders. The continuing Class I director, Robert S. Davis is serving a term that expires on the date of the 2003 Annual Meeting of Stockholders. The continuing Class III directors, Edwin Jacobson and John R. Torell III are serving terms that expire on the date of the 2002 Annual Meeting of Stockholders. Information with respect to the Company's directors is set forth below:


Name and Age                   Principal Occupation, Business
                               Experience and Directorships


Class I Director               Director   of  the   Company   (Class  I)  (since
Robert S. Davis, 87            October,   1988);   Member  of  the  compensation
                               committee and chairman of the audit  committee of
                               the  Board  of  the   Company;   Manager  of  HTI
                               Interests,  LLC;  Self-employed  consultant  (for
                               more  than  the past  five  years);  Senior  Vice
                               President    (1978-79),    St.   Paul   Companies
                               (insurance), St. Paul, Minnesota.


Class II Director              Director  of  the   Company   (Class  II)  (since
Ezra K. Zilkha, 76             October,  1988); Retired as Chairman of the Board
                               of the Company in February, 2002; Chairman of the compensation committee of the Board of the Company; Manager of HTI Interests, LLC; President and Director (since 1956), Zilkha & Sons, Inc.
                               (private investments), New York, New York; Mr.
                               Zilkha also serves as a director of The Newhall
                               Land and Farming Company.


Class III Directors            President  and  Chief  Executive  Officer  of the
Edwin Jacobson, 72             Company (since September,  1990) retired February
                               25,  2002;   Manager  of  HTI   Interests,   LLC;
                               Director  of  the  Company   (Class  III)  (since
                               November,  1985);  President and Chief  Executive
                               Officer   of  CMC   Heartland   Partners   (since
                               September,   1990)  retired  February  25,  2002;
                               President    and    Chief    Executive    Officer
                               (1994-1997),  Avatar  Holdings Inc. (real estate,
                               water  and  wastewater   utilities   operations),
                               Coral Gables, Florida; Mr. Jacobson also served as a director of JCC Holdings, Inc. during the year 2000, until JCC Holdings, Inc. emerged from bankruptcy proceedings.


John R. Torell III, 62         Director  of  the  Company   (Class  III)  (since
                               September,  1997);  Member of the audit committee
                               of the  Board  of  the  Company;  Manager  of HTI
                               Interests,  LLC;  Chairman  (since 1990),  Torell
                               Management Inc. (financial  advisory),  New York,
                               New  York;   Director  of  Wyeth,  Inc.;  Partner
                               (since 2000), Conifer Capital Group (merchant banking). Mr. Torell also served as a director of MarchFirst through January 2001, when he resigned. MarchFirst filed a bankruptcy petition in May 2001.

              Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2001, the Board of Directors held 9 meetings. During such period, each of the incumbent directors of the Company attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served. The Board of Directors has standing audit and compensation committees.


The members of the audit committee are Robert S. Davis and John R. Torell III. The audit committee's primary responsibilities are to select the Company's independent auditors, to approve the overall scope of the audit, to review the results of operations of the Company and to review the Company's system of internal controls. The audit committee held 2 meetings during the fiscal year ended December 31, 2001.

The members of the compensation committee are Ezra K. Zilkha and Robert S. Davis. The compensation committee's primary responsibilities are to review the compensation arrangements relating to executive officers and key employees of the Company, to make recommendations to the Board of Directors concerning executive compensation and benefit policies for the Company, and to administer the Company's 1997 Incentive and Capital Accumulation Plan, as amended. The compensation committee held 1 meeting during the fiscal year ended December 31, 2001.

At a meeting of the Board of Directors held on February 22, 2002, Ezra Zilkha tendered his resignation as Chairman of the Board, Edwin Jacobson retired as President and Chief Executive Officer and Lawrence Adelson was appointed Chairman of the Board and Chief Executive Officer.

                               Executive Officers

The following table sets forth certain information with regard to the executive officers of the Company.


Name and Age                   Principal Occupation, Business
                               Experience and Directorships


Lawrence S. Adelson, 52        Chairman   of  the  Board  and  Chief   Executive
                               Officer   (since   February,   2002)   and   Vice
                               President and General Counsel  (October,  1988 to
                               February,  2002) of the Company;  Chief Executive
                               Officer  (since   February,   2002)  and  General
                               Counsel  (June,  1990 to  February,  2002) of CMC
                               Heartland   Partners  (real  estate)  (a  general
                               partnership of which HTI is the managing general partner); Manager of HTI Interests, LLC.


Richard P. Brandstatter, 46    Vice   President   -   Finance,   Treasurer   and
                               Secretary of the Company (since February,  1999);
                               Vice   President   -   Finance,   Treasurer   and
                               Secretary   (since  August,   1995),   Controller
                               (November,  1994 to August,  1995) CMC  Heartland
                               Partners (real estate) (a general partnership of which HTI is the managing general partner).


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of Common Stock, to file forms reporting their initial beneficial ownership of Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. All of these filing requirements were satisfied during the year ended December 31, 2001. In making these disclosures, the Company relied solely upon a review of the forms furnished to the Company.

Item 11. Executive Compensation


                             EXECUTIVE COMPENSATION

                           Summary Compensation Table*

   The following table sets forth information in respect of the compensation for 2001, 2000, and 1999 of the Company's Chief Executive Officer, who retired February 25, 2002, the only executive officer of the Company whose total salary and bonus in 2001 exceeded $100,000 (sometimes referred to herein as the "Named Executive Officer"):


                                                    Long-Term
                                                   Compensation
                                                      Awards
                                                   -------------
                                                    Securities
                                  Annual            Underlying     All Other
                               Compensation        Options/SARs   Compensation

                       Year   Salary($)    Bonus($)     (#)          ($)(1)

Edwin Jacobson,
former                 2001    175,000        0          0             860
President and          2000    175,000        0          0             925
Chief Executive        1999    175,000        0          0           1,950
Officer



* Mr. Jacobson also provided services to CMC Heartland Partners (the general partnership of which the HTII and Heartland Partners L.P. ("Heartland Partners") are general partners) ("CMC Heartland"). He retired from CMC Heartland Partners on February 25, 2002. Since 1997, CMC Heartland has paid the full compensation of Mr. Jacobson for services rendered to the Company and to CMC Heartland. CMC Heartland has been reimbursed by the Company pursuant to a certain Facilities Agreement for the cost allocated to the Company with respect to the services Mr. Jacobson has rendered to the Company. Therefore, the table sets forth compensation awarded to, earned by or paid to Mr. Jacobson that has been allocated to the Company.

(1) All Other Compensation consists of contributions for the benefit of Mr. Jacobson made by CMC Heartland under CMC Heartland's Group Savings Plan, a salary reduction plan qualified under Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, to match pre-tax elective deferrals contributions (included under Salary) made to such plan.

                   Aggregated Option/SAR Exercises in 2001 and
                     Option/SAR Values at December 31, 2001

No options or stock appreciation rights were exercised by Mr. Jacobson in 2001. The following table provides information regarding the total number of securities underlying unexercised options and stock appreciation rights as of December 31, 2001.




                         Number of Securities Underlying
                           Unexercised Options/SARs at
                                December 31, 2001

                               Exercisable          Unexercisable
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

Employment Agreement

Edwin Jacobson, the Company's former President and Chief Executive Officer, provided services to the Company in such capacities pursuant to an employment agreement, dated June 29, 1993, as amended, for a term ending on May 30, 2005. The employment agreement provided for an annual base salary of $175,000, all or a portion of which could have been deferred at Mr. Jacobson's election. During the term of the employment agreement, Mr. Jacobson had the right to continue his employment with CMC Heartland and to pursue other employment and business activities not in competition with the activities of the Company (after prior notice of such activities has been delivered to the Chairman of the Executive Committee of the Board of Directors of the Company), and was not obligated to devote his full business time to the activities of the Company. Mr. Jacobson was required to devote an amount of time to the activities of the Company determined by the Board of Directors to be required of him to accomplish the business objectives of the Company. On June 1, 1997, the employment agreement was amended to increase Mr. Jacobson's base salary from $90,000 to the current $175,000 per year. On April 11, 2000, the Employment Agreement was amended to extend the expiration date to May 30, 2005. Mr. Jacobson retired February 25, 2002. Payments under the employment agreement have been suspended effective, March 16, 2002.

Mr. Jacobson's employment agreement provided for certain payments to be made in the event his employment was terminated prior to the end of its term. If Mr. Jacobson's employment was terminated by his death, the Company would have had to pay his designated beneficiary (or if there was none, to his estate) an amount equal to the amount, if any, by which $150,000 exceeded the proceeds payable to his designated beneficiary (or estate) pursuant to any life insurance policy covering his life maintained by the Company. If Mr. Jacobson's employment was terminated by the Company for "Cause" or by Mr. Jacobson for other than "Good Reason", the Company would have had to pay him his base salary through the date of termination. If Mr. Jacobson's employment was terminated either by the Company other than for "Cause" or other than on account of Mr. Jacobson's "permanent disability" or by Mr. Jacobson for "Good Reason", then the Company would have had to continue to pay him base salary through May 30, 2005, would have had to pay him all his other damages that he may be entitled to receive as a result of such termination, and would have had to maintain until May 30, 2005, for his benefit, all employee benefit plans and programs in which he was entitled to participate. The terms "Cause", "Good Reason" and "permanent disability" are defined in the employment agreement.

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

In 1997, the stockholders of the Company approved the Plan in order to provide incentives which will attract and retain highly competent persons as key employees of the Company and its subsidiaries, and to assist in aligning the interest of the Company's key employees with those of its stockholders. The Plan makes available, subject to certain adjustments, 175,000 shares of Common Stock to be reserved for awards under the Plan. The Committee has the authority to select officers and other key employees of the Company and its subsidiaries who are to receive benefits pursuant to the Plan. The Committee also has the power to modify or waive restrictions, amend benefits and to grant extensions and accelerations of benefits under the Plan. The Plan provides for the grant of any or all of the following types of benefits: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) stock awards, including restricted stock; (iv) performance awards; and (v) stock units. During 1998, the Committee granted benefits in respect of an aggregate of 175,000 shares of Common Stock. On October 31, 2000, the stockholders of the Company approved the Committees recommendation to the Board of Directors, an amendment to the Plan providing for an additional 75,000 shares of Common Stock available for benefit. As a result of two Plan eligible employee resignations in 2000, benefits previously granted in respect of 100,000 shares of Common Stock were cancelled. Total benefits in respect of 75,000 shares of Common Stock were exercisable at December 31, 2001.

During 2001, Mr. Jacobson received compensation from the Company for acting in his capacity as President and Chief Executive Officer of the Company. Mr. Jacobson's compensation is paid pursuant to an employment agreement, dated as of June 29, 1993, as amended. No cash bonuses were paid to him for 2001.

There were no other matters that required the attention of the Committee during the year 2001.

Members of the Committee:

Ezra K. Zilkha, Chairman
Robert S. Davis

                                PERFORMANCE GRAPH

The following graph compares the cumulative total returns on an assumed investment of $100 in the Common Stock at the closing price of the Common Stock on the last trading day of the calendar year ending December 31, 1995, as of the last trading day of each of the calendar years indicated below with the returns of a similar investment in the American Stock Exchange Market Value Index (a market value weighted broad market index maintained by Media General Financial Services, Inc. covering stocks listed on the American Stock Exchange) and a market value weighted index of all publicly traded companies in the Printed Circuit Board industry (SIC Code 3672) that have a market capitalization of less than $500 million (the Peer Index). The calculation of total returns herein assumes full reinvestment of dividends and no payment of brokerage or other commissions or fees. Past performance is not necessarily indicative of future performance. As a result of an acquisition on May 30, 1997, the Company began operating in the Printed Circuit Board industry. Prior to that time, the Company invested in securities.


                             1996    1997     1998     1999    2000     2001

Heartland Technology,Inc.  100.00  266.67    88.89    48.48   20.20      1.6
 AMEX Market Value Index   100.00  136.46   242.74   471.13  408.30   245.60
             Peer Index*   100.00  120.33   118.69   147.98  146.16   139.43
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 1, 2002, certain information concerning ownership of shares of the Common Stock: (i) by persons who are known by the Company to be beneficial owners of more than 5% of the outstanding shares of the Common Stock; (ii) by each director and nominee of the Company; (iii) by each Named Executive Officer (as defined under the heading "Executive Compensation"); and (iv) by all directors and executive officers of the Company as a group. As of April 1, 2002, there were 1,671,238 shares of Common Stock outstanding.



                                           Amount and
                                            Nature of             Percent
         Name of Beneficial Owner    Beneficial Ownership(1)    Of Class (2)
                                     -----------------------   -------------

         Ezra K. Zilkha                        185,000(3)(4)             7.5%
          767 Fifth Avenue
          Suite 4605
          New York, NY 10153

         Martin S. Roher                          154,750(5)             6.3%
          468 Jackson Street
          Suite 300
          San Francisco, CA 94111

         Heartland Partners, L.P.                320,000(11)            13.0%
          330 N. Jefferson Court
          Suite 305
          Chicago, IL 60661

         Jerold S. Solovy                         125,000(6)             5.1%
          c/o Jenner & Block
          One IBM Plaza
          Chicago, IL 60611-7602

         Dorsey R. Gardner                        134,800(7)             5.5%
          P.O. Box 190240
          Miami Beach, FL  33119

         Robert S. Davis                               2,000               *

         Edwin Jacobson                        249,500(8)(9)            10.1%

         John R. Torell III                           15,000               *

         All directors and                       451,500(10)            18.4%
         executive officers as a
         group (consisting of 6
         persons)

-----------------------------------
*Constitutes less than one percent.

(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such securities.

(2) In each case the percent of the class is calculated on the basis that 790,000 shares represented by stock options and warrants are deemed outstanding. No voting or investment power exists with respect to such shares prior to exercise and acquisition.

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

(5) Includes 113,500 shares reported as beneficially owned by MSR Capital Partners as Mr. Roher is the general partner of MSR Capital Partners. Also includes 41,250 shares that Mr. Roher has the right to acquire through the exercise of warrants. According to the schedule 13D filed by MSR Capital Partners, "MSR has no contracts, arrangements, understandings or relationships (legal or otherwise) with any other person relating to the securities of the issuer, other than the relationship of Mr. Roher to MSR by virtue of his position as general partner of MSR. On Monday January 10, 2000, Mr. Roher individually invested $250,000 in a private placement acquiring a 13% Subordinated Note due January 2002, with detachable warrants to acquire 41,250 additional shares of the Company's Common Stock. The warrants are exercisable at 2.375 per share through January 2004. There is no contract arrangement or understanding between Mr. Roher and MSR with respect to such warrants or the shares which may be acquired thereby. Mr. Roher has advised MSR that the transaction was for investment purposes only."

(6)   Based on a Schedule 13G, dated February 26, 1998.

(7)   Based on a Schedule 13G, dated February 14, 2001.

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

(11) Represents 320,000 shares that Heartland Partners, L.P. has the right to acquire through the exercise of warrants.

Item 13. Certain Relationships and Related Transactions

Edwin Jacobson, a director of the Company and its former President and Chief Executive Officer, also served as the President and Chief Executive Officer of Heartland Partners and CMC Heartland until February 25, 2002. The Company is the general partner of Heartland Partners and the managing general partner of CMC Heartland (with Heartland Partners being the other general partner of CMC Heartland). The Company also owns the Class B limited partnership interest in Heartland Partners.

The Company has a management agreement with CMC Heartland, pursuant to which CMC Heartland is required to pay the Company an annual management fee. The Company has a facilities agreement with Heartland Partners pursuant to which Heartland Partners makes available to the Company office space, equipment and personnel. Total expenses incurred for the year 2001 was $770,000. As of December 31, 2001, this remained unpaid and is included in payable to affiliates.

On December 23, 1999, the Company received subscriptions for $2 million in subordinated Series A debentures at an interest rate of 13% for a two-year term. The subscribers were Ezra Zilkha, former chairman, and Edwin Jacobson, former chief executive officer, as well as other individuals.

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

On October 20, 2000, the Company issued a $375,000 Series B Subordinated Note with Warrants. The note has a term of five years and an interest rate of 13% with warrants for 75,000 shares of HTI Common Stock. The warrants have a seven-year life. The exercise price is the closing price of the stock on the last trading day prior to the issuance of the warrants which was $4. The Series B Subordinated Note was purchased by Edwin Jacobson, the Company's former President and CEO.

At December 31, 2001, the principal amount outstanding under the subordinated Series A debentures was $2,375,000.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this report:


The financial statements of Heartland Technology, Inc. are included in Part II, Item 8:

  1.  Financial statements-PricewaterhouseCoopers LLP

Report of Independent Accountants....................................Page 14
Consolidated Balance Sheet at December 31, 2001......................Page 15
Consolidated Statement of Operations for the year
  ended December 31, 2001............................................Page 16
Consolidated Statement of Stockholders' Equity for the year
  ended December 31, 2001............................................Page 17
Consolidated Statement of Cash Flows year
  ended December 31, 2001............................................Page 18
Notes to Consolidated Financial Statements...........................Page 19

  2.  Financial statement schedule - PricewaterhouseCoopers LLP

Schedule II - Valuation Allowance - December 31, 2001................Page 72


The financial statements and financial statement schedules of Heartland Partners, L.P. are included in Part II Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, of Heartland Partners, L.P. (File No. 1-10520) and filed herewith as Exhibit 99.1.

  3.  Financial statements-Ernst & Young

Report of Independent Auditors.......................................Page 29
Consolidated Balance Sheets at December 31, 2000 and 1999............Page 30
Consolidated Statements of Operations for the year
  ended December 31, 2000, 1999 and 1998.............................Page 31
Consolidated  Statements of Stockholders' Equity for the year ended December 31, 2000, 1999 and 1998.............................Page 32
Consolidated Statements of Cash Flows year
  ended December 31, 2000, 1999 and 1998.............................Page 33
Notes to Consolidated Financial Statements...........................Page 34


  4.  Financial statement schedule - Ernst & Young

Schedule II-Valuation Allowance-December 31, 2000, 1999 and 1998.....Page 73


The financial statements and financial statement schedules of Heartland Partners, L.P. identified as Exhibit 99.2, are included in Part II Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Heartland Partners, L.P., (File No. 1-10520), and are incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


  3.  Exhibits

2.1 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. +

2.2 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to
     Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998). +

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

10.46 Sixth Amendment to Credit and Security Agreement and Amendment of Default Letter between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated July 28, 2000, incorporated by Reference to
     Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended June 30, 2000.

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

10.61 HTI Interests, LLC Operating Agreement dated December 31, 1999 by Heartland Technology, Inc., incorporated by reference to Exhibit 10.61 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.62 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Interests, LLC, incorporated by reference to Exhibit 10.62 to the Registrants Annual Report Form on 10-K for the year ended December 31, 2000.

10.63 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Class B, LLC., incorporated by reference to Exhibit 10.63 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.64 HTI Class B, LLC Operating Agreement dated February, 2000 by Heartland Technology, Inc., incorporated by reference to Exhibit 10.64 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.65 Shareholder Agreement dated February, 2000 by and among HTI Principals, Inc. and named shareholders, incorporated by reference to Exhibit 10.65 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.66 Shareholder Agreement dated February, 2000 by and among Newco, Inc. and named shareholders., incorporated by reference to Exhibit 10.66 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.67 Third Amendment dated April 11, 2000 to Employment Agreement between Heartland Technology, Inc. and Edwin Jacobson., incorporated by reference to Exhibit 10.67 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.68 Senior Security Agreement dated December 14, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners, incorporated by reference to Exhibit 10.68 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.69 Release and Termination of Security Interest dated December 14, 2000 by Edwin Jacobson as Collateral Agent., incorporated by reference to Exhibit
     10.69 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.70 Line of Credit Promissory Note in the principal amount of $4,000,000 dated December 14, 2000 by and among Heartland Technology, Inc. Heartland Partners, L.P. and CMC Heartland Partners, incorporated by reference to
     Exhibit 10.70 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.71 Control Agreement dated December 14, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and CMC Heartland Partners, incorporated by reference to Exhibit 10.71 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.72 Control Agreement dated December18, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and PG Oldco, Inc. ., incorporated by reference to
     Exhibit 10.72 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.73 Promissory Note in the principal amount of $800,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2000., incorporated by reference to Exhibit 10.73 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.74 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2001., incorporated by reference to Exhibit 10.74 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.75 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2002., incorporated by reference to Exhibit 10.75 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.76 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2003, incorporated by reference to Exhibit 10.76 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.77 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2004., incorporated by reference to Exhibit 10.77 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.78 Subordinated Security Agreement dated December 18, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc. and PG Oldco, Inc., incorporated by reference to Exhibit 10.78 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.79 Lien Subordination and Inter-Creditor Agreement dated December 18, 2000 by and among CMC Heartland Partners, Heartland Partners, L.P., PG Oldco, Inc. and Heartland Technology, Inc., incorporated by reference to
     Exhibit 10.79 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.80 Line of Credit Promissory Note in the principal amount of $6,000,000 dated December 29, 2000 by and among Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners., incorporated by reference to Exhibit 10.80 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.81 Series C Warrant dated February 16, 2001 for 320,000 shares of Heartland Technology, Inc Common Stock at an exercise price of $1.05 per share granted to Heartland Partners, L.P., incorporated by reference to Exhibit
     10.81 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.82 First Amendment to Loan and Security Agreement dated April 30, 2001 between Solder Station One, SS Acquisition Corporation and LaSalle Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.83 Allonge to Revolving Note dated April 30, 2001 between Solder Station One, SS Acquisition Corporation and LaSalle Bank N.A., incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.84 Line of credit Promissory Note dated May 11, 2001 for $1,000,000 among Heartland Technology, Inc., Heartland Partners, L.P. and CMC Heartland Partners, incorporated by reference to Exhibit 10.3 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.85 Line of Credit Promissory Note dated June 3, 2001 for $1,500,000 among Heartland Technology, Inc., Heartland Partners, and CMC Heartland Partners, incorporated by reference to Exhibit 10.4 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.86 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC Heartland Partners (collectively, the payee), incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form
     10.2 for the Quarter ended September 30, 2001.

10.87 Form of Default on Debt by Heartland Technology, Inc., incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated January 23, 2002.

10.88 Form of Default on Debt by Heartland Technology, Inc. and suit in Federal Court against Heartland Technology, Inc., incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated February 4, 2002.

10.89 Form of Delisting notice by the American Stock Exchange and resignation of Class I director, incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated February 18, 2002.

10.90 Form of Change in Management, incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated March 6, 2002.

21    Subsidiaries of Heartland Technology, Inc. (filed herewith).

99.1 Part II Item 8 of the Annual Report on 10-K for the fiscal ended December 31, 2001, of Heartland Partners, L.P. (filed herewith).

99.2 Part II Item 8 of the Annual Report on 10-K for the fiscal year ended December 31, 2000 of Heartland Partners, L.P., incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

----------------------------
* Management contract or compensatory plan or arrangement.
+ Certain   schedules  and  similar   attachments   have  been  omitted.   The
  Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.


(b)  Reports on Form 8-K

  A Form 8-K was filed by HTI with the Securities and Exchange Commission on December 18, 2001, announcing that the Board of Directors of HTI, had approved the engagement of PricewaterhouseCoopers LLP as its auditors for the fiscal year ending December 31, 2001 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of HTI effective December 18, 2001. The Audit Committee of the Board of Directors approved the change in auditors on December 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HEARTLAND TECHNOLOGY, INC.
                                                 (Registrant)

                                          By: Lawrence S. Adelson
                                            -----------------------
                                              Lawrence S. Adelson
                                     Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


                                        By: Richard P. Brandstatter
                                           -------------------------
                                            Richard P. Brandstatter
                                      Vice President-Finance, Treasurer
                                                 and Secretary
                                           (Principal Financial and
                                               Accounting Officer)



Date:  April 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and dated as indicated.


         /s/ Robert S. Davis
         -------------------
           Robert S. Davis
(Director of Heartland Technology,
           April 22, 2002

       /s/ Lawrence S. Adelson
       ------------------------
         Lawrence S. Adelson
(Director of Heartland Technology, Inc.)
           April 22, 2002

        /s/ John R. Torell III
        ----------------------
          John R. Torell III
(Director of Heartland Technology, Inc.)
           April 22, 2002

          /s/ Edwin Jacobson
          ------------------
             Edwin Jacobson
(Director of Heartland Technology, Inc.)
           April 22, 2002

           /s/ Ezra K. Zilkha
           ------------------
             Ezra K. Zilkha
(Director of Heartland Technology, Inc.)
             April 22, 2002

                              Heartland Technology
                         Schedule II-Valuation Resources
                      For the Year ended December 31, 2001

                         Allowance for Doubtful Accounts


                                      Year Ended December 31
                                         (in Thousands)

                                              2001
                                           ----------
Balance at beginning of year               $       77

Provisions                                          8

Write offs (1)                                    (66)

Other (Sale of PG)                                 (5)
                                           ----------
Balance at end of year                     $       14
                                           ==========


(1) Uncollectable accounts written off, net of recoveries


                         Inventory Obsolescence Reserve


                                              2001
                                           ----------
Balance beginning of year                  $      115

Provision                                          94

Write offs                                         --

Other (sale of PG)                               (209)
                                           ----------
Balance at the end of year                 $       --
                                           ==========

                              Heartland Technology
                         Schedule II-Valuation Resources
              For the Years ended December 31, 2000, 1999 and 1998

                         Allowance for Doubtful Accounts

                                                Year Ended December 31
                                                    (in Thousands)

                                            2000         1999         1998
                                         ----------   ----------   ----------
Balance at beginning of year             $      250   $      173   $       73

Additions through current year
acquisitions                                     --           --          102

Provisions (adjustments)                         (4)          96           85

Write offs (1)                                 (169)         (19)         (87)
                                         ----------   ----------   ----------
Balance at end of year                   $       77   $      250   $      173
                                         ==========   ==========   ==========

(1) Uncollectable accounts written off, net of recoveries



                         Inventory Obsolescence Reserve

                                            2000         1999         1998
                                         ----------   ----------   ----------
                                                    (In thousands)

Balance beginning of year                $      918   $      928   $      475

Provision (Recovery)                             (4)        (184)         453

Write offs                                     (799)         174           --

Other                                            --           --           --
                                         ----------   ----------   ----------
Balance at the end of year               $      115   $      918   $      928
                                         ==========   ==========   ==========



                         Income Tax Valuation Allowance

                                            2000         1999         1998
                                         ----------   ----------   ----------
                                                    (In thousands)

Balance at beginning of year             $    5,993   $    2,495   $    1,639

Additions                                     2,140        3,498          856

Deduction                                        --           --           --
                                         ----------   ----------   ----------
Balance at the end of year               $    8,133   $    5,993   $    2,495
                                         ==========   ==========   ==========

HEARTLAND TECHNOLOGY, INC.

INDEX TO EXHIBITS


Exhibit
Number
Description

2.1 Asset Purchase Agreement, dated as of April 4, 1997, by and among Milwaukee Land Company, PG Newco Corp., PG Design Electronics, Inc. and named shareholder indemnitors incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on 10-K for the year ended December 31, 1997. +

2.2 Agreement and Plan of Reorganization, dated as of April 10, 1998, by and among Solder Station-One, Inc. Odilon Cardenas, Enedina Cardenas, Heartland Technology, and SS Acquisition Corporation (incorporated by reference to
     Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 24, 1998 (the "Registrant's Form 8-K" dated April 1998). +

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

10.44 Fourth Amendment To Credit and Security Agreement and Amendment of Default Letter 2000 0Covenant Waver between PG Design Electronics, and Wells Fargo Business Credit, Inc. dated April 21, 2000, incorporated by Reference to
     Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended March 31, 2000.

10.45 2000 Covenant Waiver between Solder Station One, Inc. and LaSalle Bank, N.A. dated March 30, 2000, incorporated by the Reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the quarter ended March 31, 2000.

10.46 Sixth Amendment to Credit and Security Agreement and Amendment of Default Letter between P.G. Design Electronics, Inc. and Wells Fargo Business Credit, Inc. dated July 28, 2000, incorporated by Reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the quarter ended June 30, 2000.

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

10.61 HTI Interests, LLC Operating Agreement dated December 31, 1999 by Heartland Technology, Inc., incorporated by reference to Exhibit 10.61 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.62 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Interests, LLC, incorporated by reference to Exhibit 10.62 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.63 Assignment and Acceptance Agreement dated February 24, 2000 by and among Heartland Technology, Inc. and HTI Class B, LLC, incorporated by reference to Exhibit 10.63 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.64 HTI Class B, LLC Operating Agreement dated February, 2000 by Heartland Technology, Inc. , incorporated by reference to Exhibit 10.64 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.65 Shareholder Agreement dated February, 2000 by and among HTI Principals, Inc. and named shareholders, incorporated by reference to Exhibit 10.65 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.66 Shareholder Agreement dated February, 2000 by and among Newco, Inc. and named shareholders, incorporated by reference to Exhibit 10.66 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.67 Third Amendment dated April 11, 2000 to Employment Agreement between Heartland Technology, Inc. and Edwin Jacobson, incorporated by reference to
     Exhibit 10.67 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.68 Senior Security Agreement dated December 14, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners, incorporated by reference to Exhibit 10.68 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.69 Release and Termination of Security Interest dated December 14, 2000 by Edwin Jacobson as Collateral Agent, incorporated by reference to Exhibit
     10.69 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.70 Line of Credit Promissory Note in the principal amount of $4,000,000 dated December 14, 2000 by and among Heartland Technology, Inc. Heartland Partners, L.P. and CMC Heartland Partners, incorporated by reference to
     Exhibit 10.70 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.71 Control Agreement dated December 14, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and CMC Heartland Partners, incorporated by reference to Exhibit 10.71 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.72 Control Agreement dated December18, 2000 by and among Heartland Partners, L.P., HTI Class B, LLC and PG Oldco, Inc., incorporated by reference to
     Exhibit 10.72 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.73 Promissory Note in the principal amount of $800,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2000, incorporated by reference to Exhibit 10.73 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.74 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2001, incorporated by reference to Exhibit 10.74 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.75 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2002, incorporated by reference to Exhibit 10.75 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.76 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2003, incorporated by reference to Exhibit 10.76 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.77 Promissory Note in the principle amount of $550,000 dated December 18, 2000 by Heartland Technology, Inc., payable to PG Oldco, Inc. on December 31, 2004, incorporated by reference to Exhibit 10.77 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.78 Subordinated Security Agreement dated December 18, 2000 by and among HTI Class B, LLC, Heartland Technology, Inc. and PG Oldco, Inc., incorporated by reference to Exhibit 10.78 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.79 Lien Subordination and Inter-Creditor Agreement dated December 18, 2000 by and among CMC Heartland Partners,
     Heartland Partners, L.P., PG Oldco, Inc. and Heartland Technology, Inc., incorporated by reference to Exhibit 10.79 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.80 Line of Credit Promissory Note in the principal amount of $6,000,000 dated December 29, 2000 by and among Heartland Technology, Inc., Heartland Partners L.P. and CMC Heartland Partners, incorporated by reference to
     Exhibit 10.80 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.81 Series C Warrant dated February 16, 2001 for 320,000 shares of Heartland Technology, Inc Common Stock at an exercise price of $1.05 per share granted to Heartland Partners, L.P., incorporated by reference to Exhibit
     10.81 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

10.82 First Amendment to Loan and Security Agreement dated April 30, 2001 between Solder Station One, SS Acquisition Corporation and LaSalle Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.83 Allonge to Revolving Note dated April 30, 2001 between Solder Station One, SS Acquisition Corporation and LaSalle Bank N.A., incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.84 Line of credit Promissory Note dated May 11, 2001 for $1,000,000 among Heartland Technology, Inc., Heartland Partners, L.P. and CMC Heartland Partners, incorporated by reference to Exhibit 10.3 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.85 Line of Credit Promissory Note dated June 3, 2001 for $1,500,000 among Heartland Technology, Inc., Heartland Partners, and CMC Heartland Partners, incorporated by reference to Exhibit 10.4 to the Registrants Quarterly Report on Form 10.2 for the Quarter ended June 30, 2001.

10.86 $2,000,000 Line of Credit Promissory Note dated October 11, 2001 between Heartland Technology, Inc. (borrower) and Heartland Partners, L.P. and CMC HeartlandPartners (collectively, the
     payee),   incorporated  by  reference  to  Exhibit  10.1  to  the
     Registrants Quarterly Report on Form 10.2 for the Quarter ended September 30, 2001.

10.87 Form of Default on Debt by Heartland Technology, Inc., incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated January 23, 2002.

10.88 Form of Default on Debt by Heartland Technology, Inc. and suit in Federal Court against Heartland Technology, Inc., incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated February 4, 2002.

10.89 Form of Delisting notice by the American Stock Exchange and resignation of Class I director, incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated February 18, 2002.

10.90 Form of Change in Management, incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated March 6, 2002.

21   Subsidiaries  of Heartland  Technology,  Inc. (filed herewith).

99.1 Part II Item 8 of the Annual Report on Form 10-K for the fiscal ended December 31, 2001, of Heartland Partners, L.P. (filed herewith).

99.2 Part II Item 8 of the Annual Report on 10-K for the fiscal year ended December 31, 2000 of Heartland Partners, L.P., incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

----------------------------
* Management contract or compensatory plan or arrangement.
+ Certain  schedules and similar  attachments  have been omitted.
  The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

                                                            Exhibit 21


              Subsidiaries of Heartland Technology, Inc.

The following is a list of all of the registrant's direct and indirect subsidiaries, state of incorporation or organization and the percentage of ownership of each.


Name of subsidiary               State               Ownership

HTI PG (formerly PG Design       Delaware            100%
Electronics, Inc.)

Zecal Technology, LLC            Delaware            (a)

Solder Station-One               California          100%

HTI Z Corp. (formerly Zecal      Delaware            100%
Corp.)

HTI Interests, LLC               Delaware            99.9%

HTI Class B, LLC                 Delaware            100%


(a) HTI Z has a 22% equity interest at December 31, 2001.